Form 10-K
period 2025-12-31
Nuveen Farmland REIT
filed 2026-03-26
CIK 2085428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-56779

Nuveen Farmland REIT

(Exact name of registrant as specified in its charter)

Maryland		39-7054558

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

333 West Wacker Drive Chicago, IL	(312) 917-7700	60606
(Address of principal executive offices)	Registrant’s telephone number, including area code	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None

Securities registered pursuant to Section 12(g) of the Act:

Class A-I common shares of beneficial interest, par value $0.01 per share

Class A-II common shares of beneficial interest, par value $0.01 per share

Class S common shares of beneficial interest, par value $0.01 per share

Class D common shares of beneficial interest, par value $0.01 per share

Class I common shares of beneficial interest, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is currently no established market for the Registrant’s common shares of beneficial interest.

As of March 26, 2026, the issuer had no common shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

3

USE OF CERTAIN DEFINED TERMS

In this Annual Report on Form 10-K (this “Annual Report”), the following terms shall have the meanings set forth below, except where the context suggests otherwise:

●	“we,” “us,” “our,” and the “Company” refer to Nuveen Farmland REIT, a Maryland statutory trust, together with its consolidated subsidiaries;

●	“Advisor” refers to Nuveen Farmland Advisors LLC, a Delaware limited liability company, which is an affiliate of our sponsor, Nuveen, LLC;

●	“common shares” refers to our common shares of beneficial interest, par value $0.01 per share, currently classified as Class A-I common shares (“Class A-I Shares”), Class A-II common shares (“Class A-II Shares”), Class I common shares (“Class I Shares”), Class S common shares (“Class S Shares”), Class D common shares (“Class D Shares”);

●	“Intermediary Manager” refers to Nuveen Securities, LLC, a Delaware limited liability company;

●	“Nuveen” refers to our sponsor, Nuveen, LLC, a Delaware limited liability company;

●	“NNC” refers to Nuveen Natural Capital, LLC, an affiliate of Nuveen, is Nuveen’s platform of natural capital assets and initiatives;

●	“Operating Partnership” refers to Nuveen Farmland REIT Operating Partnership L.P., a Delaware limited partnership;

●	“Operating Partnership Agreement” refers to the Amended and Restated Limited Partnership Agreement of the Operating Partnership, as amended;

●	“Other Nuveen Accounts” refers to investment funds, REITs, vehicles, accounts (including separate accounts), products and/or similar arrangements sponsored, advised, and/or managed by Nuveen or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Nuveen or its affiliates side-by-side or additional general partner investments with respect thereto);

●	“REIT” means a real estate investment trust; and

●	“Special Limited Partner” refers to Nuveen Farmland REIT Special Limited Partner L.P., a wholly owned subsidiary of Nuveen that will own a special limited partner interest in the Operating Partnership.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report constitute forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved.

The most significant factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements, include, without limitation, those set forth in “Item 1A Risk Factors,” in this Annual Report.

You are cautioned not to place undue reliance on forward looking statements, which speak only as of the date of this Annual Report, and we undertake no obligation to update or revise any such statements, whether as a result of new information, future events or otherwise.

Summary of Risk Factors

The following is only a summary of the principal risks that may adversely affect our business, financial condition and results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Item 1A. Risk Factors.”

Some of the more significant risks relating to our business include:

●	We are a newly formed entity with no operating history, and there is no assurance that we will achieve our investment objectives.

●	Valuations and appraisals of our agricultural properties and agricultural real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

●	If we are unable to raise substantial additional funds, we will be limited in the number and type of agricultural investments we make and the value of shareholder investment in us will fluctuate with the performance of the specific assets we acquire.

●	Our performance depends on the collection of rent from our tenants, those tenants’ financial conditions and the ability of those tenants to maintain their leases.

●	We are exposed to the potential impacts of future climate change and climate change-related risks.

●	Certain of our agricultural investment properties may have Reservations (as defined under “Item 1A. Risk Factors”).

●	Our agricultural investments are substantially illiquid.

●	We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

●	If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

●	We may not satisfy our distribution requirements with “preferential dividends.”

●	Upon acquiring common shares, shareholders may be restricted from acquiring or transferring certain amounts of our shares.

●	There is no public trading market for our shares; therefore, shareholder ability to dispose of their shares will likely be limited to repurchase by us. If shareholders do sell their shares to us, shareholders may receive less than the price they paid.

●	Purchases and repurchases of our shares may not be made based on the current net asset value (“NAV”) per share of our shares.
7

Part I.

Item 1. Business

References herein to “Nuveen Farmland REIT,” the “Company,” “we,” “us,” or “our” refer to Nuveen Farmland REIT, a Maryland statutory trust and its subsidiaries, unless the context specifically requires otherwise.

General Description of Business and Operations

We are a Maryland statutory trust formed on July 21, 2025. We are externally managed by our Advisor, Nuveen Farmland Advisors LLC, a Delaware limited liability company, which is an affiliate of Nuveen.

Our investment strategy will be to invest primarily in agricultural real estate throughout the United States, namely leased farmland and related agricultural real estate that produces food or fiber, inputs for production agriculture, processing/storing crops or other agricultural-related assets. In addition, we expect to pursue core agricultural investments and infrastructure regarding access, storage and distribution of water and related rights. We may pursue debt investments on agriculture-related assets, including the origination of mortgages. We will also maintain a portion of our portfolio in liquid securities. Additionally, we expect to pursue those certain investments that will enable us to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. The Company is the sole general partner of the Operating Partnership and the Special Limited Partner, a wholly owned subsidiary of Nuveen, owns a special limited partner interest in the Operating Partnership. The Operating Partnership is consolidated by the Company and substantially all the Company’s operations are conducted through the Operating Partnership. We plan to own all or substantially all of our assets through the Operating Partnership or in subsidiary entities in which the Operating Partnership owns an interest.

We are structured as a privately placed, non-listed perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Annual Report, there is no plan to list our securities on a national securities exchange. As a perpetual-life REIT, our common shares are intended to be sold monthly on a continuous basis at a price generally equal to our prior month’s NAV per share. We intend to elect and qualify to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

We are conducting a private offering of common shares in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to investors that are (i) accredited investors and (ii) in the case of common shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). We are offering on a continuous basis up to $3,000,000,000 of any combination of Class A-I Shares, Class A-II Shares, Class I Shares, Class S Shares and Class D Shares.

We have not commenced operations and have not made any investments. In connection with the date that the Company first receives cash from subscriptions in connection with the Company’s ongoing private offering (the “Initial Closing”), the Company may acquire one or more initial assets (the “Initial Portfolio”) from a subsidiary of TIAA. As of December 31, 2025 we have not yet acquired any assets. Following the Initial Portfolio acquisition an affiliate of Nuveen intends to make an investment of at least $25 million in the Company in exchange for Class A I Shares. As of December 31, 2025, the Advisor had not identified assets in which it is probable that the Company will invest.

Our Advisor

We are externally managed by our Advisor, which is an affiliate of Nuveen. Pursuant to the advisory agreement between us and the Advisor or its affiliate (the “Advisory Agreement”), which we expect to enter into in connection with the initial closing of our private offering (the “Initial Closing”), we expect to delegate to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees (the “board” or “board of trustees”). Our board of trustees will at all times have oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure with respect to the Operating Partnership.

Pursuant to the Advisory Agreement, our Advisor will be entitled to receive a management fee and expense reimbursements. In addition, the Special Limited Partner will be entitled to receive a performance participation interest. See “Note 4. Related Party Transactions” to our consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence” in this Annual Report for more detail on the terms of the Advisory Agreement.

Nuveen

Nuveen is a global asset manager and wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”), a New York Stock Life insurance company founded in 1918 by the Carnegie Foundation for the advancement of teaching. TIAA is a leading retirement system for the nation’s higher education and research communities and one of the largest retirement systems in the United States (based on assets under management). TIAA constitutes the ultimate principal owner of Nuveen.

Nuveen is a fully diversified global asset manager with approximately $1.4 trillion of assets under management and operations in 32 countries as of December 31, 2025. Nuveen is one of the largest alternative-asset managers in the world with approximately $300 billion of alternative assets invested in real estate, real assets (e.g., farmland, timberland), private equity and private debt as of December 31, 2025.

Nuveen offers a comprehensive range of public and private investment capabilities across income, equity, real estate, real assets and multi-asset solutions. Nuveen’s differentiated approach is informed by a history of investing by example. Nuveen and its affiliates, including its parent, TIAA, often invest alongside their clients, helping to ensure an alignment of interests.

Nuveen believes long-term investing requires an understanding of how its assets impact the world, as well as whether those investments are sustainable over time. For five decades, Nuveen has been championing responsible investing, helping to provide positive outcomes for investors, communities and the world.

Investment specialists focus on delivering long-term results and managing risk for clients by drawing upon integrated research and risk management processes, depth of resources, diverse capabilities and market access. To best serve its clients and help them to reach their outcome goals, Nuveen combines the scale and infrastructure of a large asset manager with the expertise of investment specialists across asset classes whose distinct investment processes and cultures help drive results.

Investment Objectives

Our investment objectives are to seek to provide investors with exposure to investments in agricultural real estate. We will invest in geographically diversified regions across the US with an objective to realize both current income through lease revenue and long-term capital appreciation.

We cannot guarantee that we will achieve our investment objectives. In particular, we note that the NAV of private REITs may be subject to volatility related to the values of their underlying assets. See “Item 1A Risk Factors.”

Investment Opportunity

We believe in the strong growth prospects of the agricultural sector driven by increased food demand from a growing and more dietary-discerning population and that investors can benefit from the growth in the agricultural sector through the return characteristics of farmland investment which offer an attractive opportunity for long-term investors. Of note, we believe that:

●	Growing demand for food suggests that increased production could be rewarded;
9

●	Improving farming technologies and the increasing pace of adoption of such technologies should continue to decrease the cost of production and/or increase the yield for farmers, thus benefitting farmer profitability and underlying land values;

●	Supply of new land to be brought into production is limited and will require substantial investment to be utilized effectively. Furthermore, good quality farmland continues to be lost to urban development;

●	Marginal land in regions that lack a comparative advantage will face production challenges. This will lead to a positive uplift in values of premium quality farmland in well selected geographies;

●	Farmland investment represents an implicit investment in water, which serves as an additional return driver. Water is essential to agricultural production and agricultural exports serve to transfer water from countries with abundant water resources to those with poor water resources. By 2100, it is expected that over 80% of the world’s population will live in Asia and Africa, both areas with high water scarcity risk. As water availability becomes increasingly scarce, farmland with sustainable water resources, including rain-fed and irrigated land, is expected to see enhanced valuations; and

●	Continued improvements in farm productivity through the introduction of technology will require significant capital investment in the space and lead to the ongoing consolidation of farmland globally in order to gain economies of scale.

In addition, it is our view that farmland has investment characteristics that can be beneficial to a broad range of investment portfolios:

●	Real asset characteristics can make farmland an attractive inflation hedge;

●	Risk/return characteristics can be appealing to a broad range of investors;

●	Investments can offer consistent annual income;

●	Downside protection and preservation of capital through different economic cycles; and

●	Investments have limited correlation to other asset classes, providing diversification benefits to investment portfolios.

Investment Strategy

Our investment strategy will be to invest primarily in agricultural real estate throughout the United States, namely leased farmland and related agricultural real estate that produces food or fiber, inputs for production agriculture, processing/storing crops or other agricultural-related assets. In addition, we expect to pursue core agricultural investments and infrastructure regarding access, storage and distribution of water and related rights. We may pursue debt investments on agriculture-related assets, including the origination of mortgages. We will also maintain a portion of our portfolio in liquid securities. Additionally, we expect to pursue those certain investments that will enable us to qualify and maintain our status as a REIT for U.S. federal income tax purposes.

Diversification is core to our investment strategy. We intend for the Company to be diversified by agricultural products produced, leasing strategy, water source and, over time, geography regionally within the United States. We believe that our proposed diversification approach enables the construction of a well-balanced portfolio with what we consider to be the most attractive risk/return characteristics for investors within the sector.

The Advisor will set allocation targets with respect to the investment characteristics noted above, which may be modified from time to time in its sole discretion to reflect our existing portfolio, capital available for further investments, and changing market conditions.

Separate from these allocation targets, the Advisor has also developed the following investment concentration guidelines based on current market conditions, which may also be (i) modified from time to time in its sole discretion to reflect our existing portfolio, capital available for further investments, and changing market conditions or (ii) exceeded from time to time if the Advisor expects that such guidelines will be satisfied within 12 months: (1) leases to a single tenant may not exceed 20% of our gross assets; and (2) no more than 45% of our gross assets (excluding liquid securities) may be invested in any single state. Each of the above investment concentration guidelines will be calculated and determined as of the time we commit to make any relevant new investment.

Our investment objectives, opportunities and strategies are subject to change at the discretion of the Advisor.

Leverage

We intend to incur indebtedness (including guarantees and other obligations), directly or indirectly through subsidiaries, and in amounts as deemed appropriate by the Advisor in seeking to achieve the Company’s investment strategy and to otherwise finance our operations. Such indebtedness may be on a secured or unsecured and recourse or non-recourse basis. Such indebtedness may also be on a joint and several basis or cross-collateralized with other of our entities. If we raise substantial proceeds in our private offering and acquire a broad portfolio of agricultural investments, we expect to manage the Company’s indebtedness such that, on average, our indebtedness is within a targeted range of 20% to 40% of our gross asset value on a portfolio basis measured using market value and including any real estate and agriculture related assets and real estate related securities we may own. During the ramp-up period from the time we commence operations and potentially at other times in the future, our leverage may exceed this target range. There is, however, no limit on the amount we may borrow with respect to any individual property or portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. We may exceed our target leverage ratio in the Advisor’s discretion, particularly during a market downturn or in connection with a large acquisition.

We may borrow funds (on a secured or unsecured basis), directly or indirectly through one or more investment vehicles, to facilitate investments or otherwise in connection with our business. We may obtain a credit facility in order to finance investments or pay expenses with borrowings. Financings may take various forms, and may be entered into with brokers, dealers, and intermediaries retained by us. In addition, we may directly or indirectly utilize seller financing when making investments and may be assigned existing indebtedness that is not prepayable. The Advisor is under no obligation to arrange for any affiliate to lend money to us; however, we may borrow funds from affiliates of the Advisor with the approval of a majority of our board of trustees, including a majority of our independent trustees.

In addition, in order to have enough cash available to repurchase shares pursuant to our share repurchase plan and to fund investments, we may reserve borrowing capacity under a line of credit to borrow against to repurchase shares during periods when we may not have sufficient funds to fund all repurchase requests.

Target Investments

Row Crops

Row crops, which are planted and harvested annually, include corn, soybeans, wheat, cotton, vegetables, potatoes, and rice, and typically exhibit stable income and capital returns over time due to the ability to make planting decisions annually. The optionality inherent to row crops allows a tenant/operator to adjust the desired crop mix to achieve optimal profitability, subject to rotational and management practices.

Historically, investments in U.S. row crops have been focused in six distinct regions – the Corn Belt (Illinois, Indiana and Ohio), the Delta (Arkansas, Louisiana and Mississippi), the Southeast (Florida and Georgia), the Mountain West (Idaho), the Pacific Northwest (Washington) and the Pacific West (California), with each region exhibiting unique investment characteristics.

Row crop investments in the Corn Belt consist of predominantly dryland (reliant on rainfall as a water source) corn and soybean farms, which are cash leased (generally annually) to tenants. Land in the Corn Belt is highly sought after and has a strong tenant base given the region’s comparative advantage in the production of corn and soybeans. This comparative advantage includes consistent rainfall, the region’s proximity to export terminals along the Mississippi River, extensive rail infrastructure, and strong local demand for corn by ethanol production facilities.

Row crop investments in the Delta States are concentrated in the Mississippi Delta region and are primarily irrigated properties growing corn, soybeans, cotton and rice. Investment sizes are typically larger in the Delta States than in the Corn Belt, while land prices are generally lower, with rental rates generating slightly higher cash yields (rental rate / land value). Like the Corn Belt, the Delta States region exhibits a comparative advantage in the production of corn, soybeans, cotton and rice owing largely to the region’s rich alluvial soils and proximity to export terminals along the Mississippi River, lowering farmer’s cost basis.

Row crop investments in the Mountain West and Pacific Northwest are mostly irrigated properties growing wheat, alfalfa, sugar beet, mint, potatoes and corn. Investment sizes are relatively large, land prices are generally lower and cash yields (rental rate / land value) slightly higher than in the Delta States and Corn Belt. There is a prevalence of fertile, versatile soils, which allows for the production of a wide variety of crops in this region. In addition, the region also has good water availability and supporting infrastructure.

Row crop investments in the Pacific West are represented by the acquisition of irrigated land that is used primarily to grow fruits and vegetables, with these properties primarily leased to larger tenants that exhibit some degree of vertical integration. Land in the Pacific West is generally tightly held and in high demand from a strong corporate tenant base given the region’s comparative advantage in the production of fruit and vegetables and the region’s dominance in the production, processing and distribution of these products.

Row crop investments in the Southeast are mostly irrigated properties growing specialty crops, such as vegetables, peanuts and sugar cane, as well as commodity crops including corn, cotton, soybeans and wheat. Farms in the Southeast range in size from smaller tracts to large-scale contiguous tracts. Prices for land are generally higher than in the Delta States with higher cash yield potential. Soils and water availability vary across the region given its size and topography; Nuveen focuses on those sub-regions within the Southeast known for quality soils and ample water availability. The Southeast is well established in terms of logistics and transportation infrastructure, further reinforcing its attractiveness from a grower’s and landowner’s perspective.

Our investment strategy in U.S. row crops seeks to build a portfolio of assets that can generate stable income returns year-over-year and long-term capital appreciation.

Permanent Crops

To date, Nuveen’s primary permanent crops targeted for investment have been tree nuts (almonds, pistachios, walnuts, hazelnuts), citrus, olives, avocados, table grapes, raisins, cherries, winegrapes and apples.

Historically, Nuveen has focused its permanent crop investments in California due to the scale and development of the market. California’s Central Valley is one of the most unique agricultural growing regions in the world. Stretching approximately 400 miles long and 50 miles wide, the central valley is home to hundreds of different crop types and its microclimate supports the U.S.’s position as the top tree nut producer in the world. With mountain ranges surrounding the valley, the climate is that of an irrigated desert with highly fertile soils, creating ideal growing conditions for crops that require substantial heat units and cold enough winter temperatures for deciduous crops to go completely dormant. Extensive irrigation infrastructure throughout the state allows the agriculture industry to take advantage of the melting snow pack in the adjacent Sierra Nevada Mountains and distribute it throughout the valley. The state is a leading global producer and exporter of tree nuts, citrus, stone fruit, vegetables and dairy, and has well-developed supporting go-to-market infrastructure and services.

Within the U.S., in addition to California, the Pacific Northwest is a leading global producer of several horticultural crops that are well suited to the climate associated with more northern latitudes, such as increased winter chilling hours (which are beneficial to certain crops) and cooler fall temperatures (which help increase coloring of certain crops such as apples). The microclimate of the states of Oregon and Washington, with their fertile alluvial soils, flat topography, rainfall and climate, are ideally suited to produce premium-quality apples, hazelnuts, blueberries and cherries.

Investments in Real Estate-Related Assets

In addition to our investments in agricultural real estate properties, we also invest in other real estate-related assets, including debt backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans, CMBS and RMBS, as further described below.

Relevant History and Experience of the Specific Liquidity Sleeve

We intend to complement our farmland property investments by investing a smaller portion of our overall portfolio in “real estate and agriculture related assets,” which we define as including:

●	Debt (principally short-term) backed principally by real estate, such as mortgage loans, subordinated mortgage loans, mezzanine loans, REIT debt and/or preferred securities, commercial mortgage-backed securities (“CMBS”), residential mortgage-backed securities (“RMBS”) and commercial asset-backed securities (“ABS”).

●	Debt (principally short-term) issued by companies associated with the production, transportation and/or distribution of agricultural goods.

We believe that our investment in the above securities helps to:

●	Maintain liquidity to satisfy any share repurchases we choose to make in any particular month.

●	Manage cash before investing subscription proceeds into real properties.

●	Generate attractive risk-adjusted returns over the long term.

The Advisor draws upon the resources of an investment affiliate, Nuveen Asset Management, and delegates to it the investment and management of our portfolio of real estate-related securities. Nuveen Asset Management leverages the competitive advantages of its Global Fixed Income platform and the experience of its investment personnel to seek attractive farmland or real estate debt related investment opportunities.

In selecting farmland or real estate-related securities, Nuveen Asset Management utilizes a team-based investment philosophy and primarily employs a top down and bottom-up combined approach that relies on fundamental research. The security selection process starts by identifying the assets that fit the key characteristics of the asset class.

From that group, Nuveen Asset Management assesses each asset’s total return potential by reviewing the investment fundamentals as well as relative value assessments based on proprietary as well as third-party research. Some characteristics of a debt security that are incorporated in this assessment screens include: the value of its related underlying assets, its profitability/net income and associated cash flows and the sustainability of its earnings.

The majority of real estate and agricultural related assets are anticipated to be invested in CMBS or ABS. These investments generally can be divided into the following three types:

●	Conduit CMBS and Single Asset Single Borrower CMBS, which derive their income primarily from rents and principal repayment from refinancing activities; and

●	Commercial ABS, which derive their income primarily from commercial activities tied to farmland or real estate.

Commercial mortgage loans are typically secured by single-family, multifamily or commercial property. Mezzanine loans may take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning the real property or an entity that owns (directly or indirectly) the interest in the entity owning the real property. Mortgage-backed securities are fixed or floating income investment products backed by mortgages on commercial real estate properties.

Our Taxation as a REIT

We intend to qualify and elect to be subject to tax as a REIT under the Code commencing with our taxable year ending December 31, 2026. We believe that we will be organized, and expect to operate in such a manner as to qualify for taxation, as a REIT. However, qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code, including through actual annual operating results, asset composition, distribution levels, and diversity of share ownership. Accordingly, no assurance can be given that we will be organized and operate in a manner so as to qualify or remain qualified as a REIT.

The sections of the Code and the corresponding regulations that govern the U.S. federal income tax treatment of a REIT and its shareholders are highly technical and complex. The following discussion is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder and administrative interpretations thereof.

Furthermore, we may have one or more taxable REIT subsidiaries (“TRSs”) that pay federal, state, and local income tax on their net taxable income.

Emerging Growth Company

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of an initial public offering pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our common shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Distribution Reinvestment Plan

We intend to adopt a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan will be immediately reinvested in our shares on behalf of the participants on the business day such distribution would have been paid to such shareholder. The per share purchase price for shares purchased under our distribution reinvestment plan will be equal to the transaction price for such shares at the time the distribution is payable. Shareholders will not pay upfront selling commissions when purchasing shares under our distribution reinvestment plan.

The ongoing annual shareholder servicing fees with respect to our Class S Shares and Class D Shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us. See “Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Reinvestment Plan” for more information regarding the reinvestment of distributions investors may receive from us.

Share Repurchase Plan

We intend to adopt a share repurchase plan, whereby on a quarterly basis, shareholders may request that we repurchase all or any portion of their shares. We expect to begin the share repurchase plan on the last calendar day of the first full calendar quarter following the Initial Closing. Due to the illiquid nature of investments in agricultural real estate, we may not have sufficient liquid resources to fund repurchase requests. In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar quarter. See “Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchases.”

Human Capital

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisor or its affiliates pursuant to the terms of the Advisory Agreement and our Amended and Restated Declaration of Trust (the “Declaration of Trust”).

Governmental Regulations

Our business is subject, in certain instances, to supervision and regulation by U.S., state and local governmental authorities and may be subject to various laws, regulations and judicial and administrative decisions imposing various requirements and restrictions. Such requirements and restrictions may include, without limitation, those relating to land use and zoning and environmental protection and safety. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the U.S. Investment Company Act of 1940, as amended (the “Investment Company Act”).

Competition

We face competition from various entities for investment opportunities in agricultural properties, including other REITs. In addition to third-party competitors, Nuveen and/or its affiliates may sponsor, advise and/or manage Other Nuveen Accounts that make the same or similar types of agricultural investments as those we target. Nuveen’s allocations policy seeks to ensure equitable allocation of investment opportunities between us and Other Nuveen Accounts.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with TIAA, Nuveen, and their respective affiliates, including the Advisor and NNC, and their respective members, officers, trustees, employees and principals, on the one hand, and the Company on the other. TIAA, Nuveen and their respective affiliates and personnel may in the future engage in further activities that may result in additional conflicts of interest. If any matter arises that TIAA, Nuveen and their affiliates determine in their good faith judgment constitutes an actual conflict of interest, TIAA, Nuveen and their affiliates may take such actions as they determine in good faith may be necessary or appropriate to ameliorate the conflict and will be relieved of any liability for such conflict to the fullest extent permitted by law and shall be deemed to have satisfied applicable fiduciary duties related thereto to the fullest extent permitted by law. There can be no assurance that TIAA, Nuveen and their affiliates will identify or resolve all conflicts of interest in a manner that is favorable to the Company.

Available Information

Shareholders may obtain copies of our filings with the U.S. Securities and Exchange Commission (the “SEC”), free of charge from the website maintained by the SEC at www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business and Operations

We are a newly formed entity with no operating history, and there is no assurance that we will achieve our investment objectives.

We are a newly formed entity with no operating history and we may not be able to achieve our investment objectives. We cannot guarantee that the past experiences of the Advisor or its affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our common shares may entail more risk than an investment in a REIT or other entity with a substantial operating history.

You will not have the opportunity to evaluate our future agricultural investments before we make them, and we may not have the opportunity to evaluate or approve agricultural investments made by entities in which we invest, which makes your investment more speculative.

We have not yet acquired or identified all of the agricultural investments we may make. We are not able to provide you with any information to assist you in evaluating the merits of any specific agricultural properties or agricultural real estate-related assets that we may acquire in the future, except for agricultural investments that may be described in one or more supplements to this prospectus. We seek to invest substantially all of the net offering proceeds from the private offering, after the payment of fees and expenses, in the acquisition of or investment in interests in agricultural properties and agricultural real estate-related assets. However, because you are unable to evaluate the economic merit of our future agricultural investments before we make them, you will have to rely entirely on the ability of the Advisor to select suitable and successful investment opportunities. Further, we may not have the opportunity to evaluate or approve agricultural properties acquired or other agricultural investments made by entities in which we invest. You will likewise have no opportunity to evaluate future transactions completed and agricultural properties acquired by us. The Advisor has broad discretion in selecting the types of agricultural properties we will invest in and the tenants of those agricultural properties, and you do not have the opportunity to evaluate potential agricultural investments. These factors increase the risk of any investment.

Ongoing annual shareholder servicing fees payable to the Intermediary Manager and/or participating broker-dealers will lower the returns of holders of our Class S and Class D Shares. For such holders, those lower returns may continue indefinitely unless their broker-dealers have placed a limit on aggregate selling commissions, placement fees and distribution fees.

We will pay ongoing annual shareholder servicing fees (i) with respect to our outstanding Class S Shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S Shares, and (ii) with respect to our outstanding Class D Shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D Shares. The ongoing annual shareholder servicing fees will be paid monthly in arrears.

The ongoing annual shareholder servicing fees accrue on a class-specific basis and are borne by all holders of the applicable class. We expect that the accrual of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to certain classes of shares. In other words, the per share amount of ongoing annual shareholder servicing fees on Class S and Class D Shares generally differs from other classes of shares because of class-specific distribution fees that are deducted from the gross distributions of, Class S and Class D Shares. Specifically, we expect net distributions on Class S Shares will be lower than Class D Shares and net distributions on Class D Shares will be lower than Class I Shares. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the class-specific accruals of ongoing annual shareholder servicing fees with respect to such period, then pursuant to our valuation guidelines, the class-specific accruals of ongoing annual shareholder servicing fees would lower the NAV per share of a share class. Therefore, whether in the form of lower distributions, a lower NAV, or both, distribution fees will lower the returns of buyers of our Class S and Class D Shares.

We are dependent on Nuveen and its affiliates, including the Advisor, and their key personnel who provide services to us, and we may not find a suitable replacement for the Advisor if the Advisory Agreement is terminated, or for these key personnel if they leave Nuveen or its affiliates, including the Advisor, or otherwise become unavailable to us.

We are completely reliant on Nuveen and its affiliates, including the Advisor for our operations. The Advisor has significant discretion as to the implementation of our investment strategy and operations. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the key personnel of the Advisor and Nuveen and its affiliates. The departure of any key personnel of the Advisor could have a material adverse effect on our performance.

Neither the Advisor nor Nuveen is obligated to dedicate any specific personnel exclusively to us. In addition, none of our officers or the key personnel of the Advisor is obligated to dedicate any specific portion of their time to our business. Each of them has significant responsibilities for other accounts and funds. As a result, these individuals may not always be able to devote sufficient time to the management of our business. Further, when there are turbulent conditions in the real assets or commodities markets or distress in the credit markets, the attention of the Advisor’s personnel and our executive officers and the resources of Nuveen, will also be required by other accounts and funds. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.

The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Nuveen’s business and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives.

We offer no assurance that the Advisor will remain our advisor or that we will continue to have access to Nuveen’s key personnel. The Advisory Agreement is expected to have an initial term of one year and to be renewed annually. If the Advisory Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.

The Advisor manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of trustees for each investment, financing or asset allocation decision, which may result in our making riskier agricultural investments and which could adversely affect our results of operations and financial condition.

Our board of trustees will approve very broad investment guidelines that delegate to the Advisor the authority to execute acquisitions and dispositions of agricultural real estate properties and agricultural real estate-related assets on our behalf, in each case so long as such agricultural investments are consistent with the investment guidelines and our Declaration of Trust. There can be no assurance that the Advisor will be successful in applying any strategy or discretionary approach to our investment activities. Our board of trustees reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and reviews our investment portfolio periodically. The prior approval of our board of trustees or a committee of independent trustees is required only as set forth in our Declaration of Trust (including for transactions with affiliates of the Advisor) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our trustees rely primarily on information provided to them by the Advisor.

Furthermore, transactions entered into on our behalf by the Advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of trustees.

Valuations and appraisals of our agricultural properties and agricultural real estate-related assets are estimates of fair value and may not necessarily correspond to realizable value.

For purposes of calculating our monthly NAV, our agricultural properties are generally initially valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of agricultural properties are determined by our Advisor based, in part on third party appraisals of each of our agricultural properties conducted on a bi-annual basis in accordance with valuation guidelines approved by our board of trustees. Likewise, our investments in debt backed principally by agricultural real estate are valued monthly by the Advisor and our investments in other agricultural real estate-related assets are valued monthly at fair market value by the Advisor. The valuations of our agricultural real properties are based on asset- and portfolio-level information provided by the Advisor, including historical operating revenues and expenses of the agricultural properties, lease agreements on the agricultural properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the agricultural real estate property. The valuations of our investments in debt backed principally by agricultural real estate may be based, in part, on information provided by the Advisor. In addition, our investments in agricultural real estate-related assets other than debt backed principally by agricultural real estate are valued by the Advisor based on market quotations or at fair value.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our agricultural properties involve subjective judgments and projections and may not be accurate. Valuation methodologies involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our agricultural properties and agricultural real estate-related assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. There will be no retroactive adjustment in the valuation of such assets, the offering price of our common shares, the price we paid to repurchase common shares or NAV-based fees we paid to the Advisor to the extent such valuations prove to not accurately reflect the realizable value of our assets.

Adverse economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. or global economy, such as the general negative performance of the agricultural real estate sector, could cause our shareholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets, and our cash flow could be materially adversely affected. These economic events could result from war (including the conflict between Russia and Ukraine, the conflict between Israel and Hamas and the related impact on macroeconomic conditions as a result of these conflicts), trade policy (including the impact of tariffs), actual or perceived instability in the U.S. banking system, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies and may adversely affect the global economy and the securities and local commercial real property markets and issuers in which we invest. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including the breadth of our portfolio by property type and location, could be materially adversely affected.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our shareholders.

Our trustees and officers have duties to the Company under Maryland law and our Declaration of Trust in connection with their management of the Company. At the same time, we, as general partner, have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to the Company. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our shareholders or the limited partners may be resolved in favor of our shareholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, trustees, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, trustees, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, trustees, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Adverse economic conditions and other events or occurrences that negatively affect the general economy in the United States or in markets in which our agricultural properties are geographically concentrated may materially and adversely affect our results of operations.

Our operating performance may be impacted by the economic conditions of specific markets in which we have concentrations of agricultural properties. Our revenues from, and the value of, our agricultural properties located in geographic markets may be affected by local or regional agricultural real estate conditions (such as an oversupply of or reduced demand for agricultural properties) and the local or regional economic climate. Business layoffs, downsizing, industry slowdowns, changing demographics and other factors may adversely impact the economic climate in these markets. Because of the number of agricultural properties we have located in certain of our geographic markets, a downturn in their economies or agricultural real estate conditions or any decrease in demand for agricultural properties resulting from the regulatory environment, business climate or energy or fiscal problems therein could materially and adversely affect our and our tenants’ businesses. We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that negatively affect the markets in which we own agricultural properties. For example, if commercial agricultural real estate property values decrease materially it may cause borrowers to default on their mortgages or negotiate more favorable terms and conditions on their mortgages. All of the foregoing factors may adversely affect the value of the collateral securing loans and other assets held by us and thereby lower or even eliminate any value to be derived from a restructuring or liquidation of such investments. In addition, given that our agricultural properties and related assets are expected to primarily be located in the United States, a downturn in the United States economy, or unfavorable political or economic changes in the United States, could materially and adversely affect us disproportionately to our competitors whose portfolios are more geographically diverse.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial markets situation, as well as various social and political tensions in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. These economic events could result from war (including the conflict between Russia and Ukraine, the conflict between Israel and Hamas and the related impact on macroeconomic conditions as a result of these conflicts), actual or perceived instability in the U.S. banking system, terrorism, natural and environmental disasters and the spread of infectious illnesses, pandemics or other public health emergencies and may adversely affect the global economy and the securities and local commercial real property markets and issuers in which we invest.

There have also been significant changes, and continue to be ongoing discussion and commentary regarding potential significant changes, to U.S. and foreign trade policies, tariffs and related government actions. Such changes and potential changes have created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, tariffs and related government actions. These developments, or the perception that certain potential developments could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the certain foreign countries and the United States. Any of these impacts could depress economic activity and have a material adverse effect on the businesses of our current and future tenants as well as on our business, financial condition and results of operations.

Any of the above factors could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our tenants have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms. We will continue to monitor developments and seek to manage our agricultural investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.

If we are unable to raise substantial additional funds, we will be limited in the number and type of agricultural investments we make and the value of shareholder investment in us will fluctuate with the performance of the specific assets we acquire.

The ongoing private offering is being made on a “best efforts” basis, meaning that the Intermediary Manager, and participating broker-dealers are only required to use their best efforts to sell our common shares and have no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the private offering may be substantially less than the amount we would need to create a diversified portfolio of agricultural investments. If we are unable to raise substantial funds, we will make fewer agricultural investments resulting in less diversification in terms of the type, number and size of agricultural investments that we make. Moreover, the potential impact of any single asset’s performance on the overall performance of our portfolio will increase unless and until we raise sufficient proceeds to diversify the portfolio. Further, we expect to have certain fixed operating expenses, regardless of whether we are able to raise substantial funds in the private offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to shareholders.

We face risks associated with the deployment of our capital.

In light of the nature of any private offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable agricultural properties on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our common shares in any private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into agricultural investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

The business of identifying, structuring and completing agricultural real estate and agricultural real estate-related transactions is highly competitive and involves a high degree of uncertainty. In the event we are unable to find suitable agricultural investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. For example, we will continue to pay the Advisor the management fee based on our NAV, which includes cash, money market accounts and other similar temporary investments. This could cause a substantial delay in the time it takes for shareholder investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into agricultural investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

In addition, the targeted nature of our investment strategy means that significant amounts of our capital may be committed to a single investment or group of related investments. Accordingly, we may be obligated to devote future capital raised in the private offering to such committed investments and unable to pursue other potential investment opportunities at ideal times, if at all.

Following our initial investment in any investment, we are permitted to invest additional funds in such investment or could have the opportunity to increase our investment in such investment by investing in additional agricultural real estate assets related thereto (whether for opportunistic reasons, to fund the needs of the investment, as an equity cure under applicable debt documents or for other reasons). There can be no assurance that we will make follow-on investments or that we will have sufficient funds to make all or any of such follow-on investments (including an event of default under applicable debt documents in the event an equity cure cannot be made). Any decision by us not to make follow-on investments or our inability to make such investments could have a substantial adverse effect on a particular agricultural real estate asset in need of such an investment.

If we are unable to successfully integrate new agricultural investments and manage our growth, our results of operations and financial condition may suffer.

We have in the past and may in the future significantly increase the size and/or change the types of agricultural investments in our portfolio. We may be unable to successfully and efficiently integrate newly acquired agricultural investments into our existing portfolio or otherwise effectively manage our assets or growth. In addition, increases in the size of our investment portfolio and/or changes in our investment focus may place significant demands on our Advisor’s administrative, operational, asset management, financial and other resources which could lead to decreased efficiency. Any failure to effectively manage such growth or increase in scale could adversely affect our results of operations and financial condition.

The valuation of our agricultural investments may be challenging as a result of fluctuations in commodity prices or the illiquid nature of our agricultural investments.

Agricultural investments may be illiquid and are subject to fluctuations in commodity prices. If we fail to identify or adequately value potential risks or changes associated with agricultural properties, we may invest at a valuation that is not commensurate with the risk profile of a particular investment or where we would otherwise not invest were more accurate information available, resulting in reduced returns or a complete or partial loss of capital. There can be no assurance that we will accurately identify all potential considerations that may adversely affect the performance of any one or more of our agricultural investments or investment strategies.

We are subject to certain risks related to incurring contingent liabilities in connection with agricultural investments, including the assumption by us of default risk or other third-party risks.

We may from time to time incur contingent liabilities in connection with an investment. For example, in order to procure financing in connection with our investment activities, we may enter into agreements pursuant to which we agree to assume responsibility for default risk or other risk presented by a third party, a warehouse financing vehicle or an investment vehicle. In addition, in connection with the disposition of an asset by us, we may be required to make certain representations about such asset, and may also be required to indemnify the purchasers of such asset with respect to certain matters, including the accuracy of such representations. Any such representations made by us may survive for a period of time subsequent to the disposition of an asset. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on our business.

The use of seller financing may increase the risks associated with the use of leverage, including the risk of loss of an investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy, the agricultural real estate markets or in the condition of the particular issuer.

We may directly or indirectly utilize seller financing (i.e., make investments that are financed, in whole or in part, by borrowing from the sellers of the investments or their affiliates) (and may be assigned existing indebtedness that is not prepayable) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset, and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that we are able to obtain seller financing in connection with a particular investment, we may seek to employ more leverage than would otherwise be the case in the absence of such seller financing. While our use of seller financing could increase the potential return to investors to the extent that there are gains associated with such investment, such use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment, including the risk of loss of that investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy, the agricultural real estate markets or in the condition of the particular issuer, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to certain risks related to using secured leverage, including having such parties seeking recourse against the Company’s assets generally, and such recourse may not be limited to any particular investment or asset.

To the extent that we determine to utilize leverage, one or more investments or our other assets may be pledged to secure the indebtedness. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and such recourse may not be limited to any particular investment or asset, such as the loan or property giving rise to the liability. To the extent we choose to use special purpose entities for individual transactions to reduce recourse risk, the bona fides of such entities may be subject to later challenge based on a number of theories, including veil piercing, substantive consolidation and other grounds. We may provide either direct or contingent guarantees in support of credit facilities used to acquire agricultural investments, fund expenses relating to agricultural investments and/or in connection with derivative transactions, and there can be no assurance that such guarantees will not have adverse consequences on our business, financial condition, results of operations or cash flows.

There are risks associated with entering into financing arrangements, and such arrangements may contain provisions that expose us to particular risk of loss.

To the extent that we enter into financing arrangements, such arrangements may contain provisions that expose us to particular risk of loss. For example, any cross-default provisions could magnify the effect of an individual default. If a cross-default provision were exercised, this could result in a substantial loss. Also, we or any investment vehicle may enter into financing arrangements that contain financial covenants that could require us to maintain certain financial ratios. If we or an investment vehicle were to breach the financial covenants contained in any such financing arrangement, we might be required to repay such debt immediately in whole or in part, together with any attendant costs, and we might be forced to sell some of our assets to fund such costs. We might also be required to reduce or suspend distributions to our investors. Such financial covenants may also limit our ability to adopt the financial structure (e.g., by reducing levels of borrowing) which we would have adopted in the absence of such covenants.

Our performance depends on the collection of rent from our tenants, those tenants’ financial conditions and the ability of those tenants to maintain their leases.

We intend to invest in agricultural properties in which leases to tenant farmers will generate a significant portion of the Company’s revenue. As a result, the Company is subject to the credit risk of its tenant farmers. In particular, local economic conditions and other factors affecting the agricultural industry may affect the tenant farmers’ ability to make lease payments, including fluctuations in commodity prices, bad weather, competition from other producers, changes in government farm policy (including price supports), pests and crop diseases, and other risks set forth herein and/or otherwise applicable to the agricultural industry. In the event that the Company’s tenant farmers default on their leases and fail to make rental payments when due, there could be a significant decrease in the Company’s revenues. The Company does not expect to purchase rental income insurance to provide protection against the uncollectibility of rents due from its tenants, and this loss of revenues could adversely affect the Company’s profitability and its ability to meet its financial obligations. In addition, the Company may be unable to locate replacement tenant farmers in a timely manner or on comparable or better terms if tenant farmers default on their leases. The Company may not become aware of a tenant’s financial distress until the tenant fails to make payments when due, which may significantly reduce the amount of time to evict the tenant and re-lease the property to a new tenant before the start of a planting season. In the event of a tenant bankruptcy, the Company may not be able to terminate the tenant’s lease or collect balances due on such lease, which could materially adversely affect a farmland property’s financial condition, results of operations and cash flow. Moreover, the Company may acquire relatively low price agricultural properties that it believes will appreciate in value. The land may be cultivated by third-party tenant farmers, rather than the Company. The Company’s tenant farmers and partners may not be able to develop the agricultural activities and/or to make the necessary investments in the soil and infrastructure on or surrounding our agricultural properties that are essential for the appreciation of such agricultural properties, which may materially adversely affect our business.

The Company’s tenant farmers will generally depend on the efficient and uninterrupted availability of infrastructure, technology and machinery to increase their productivity and revenues. Accordingly, the Company may have to consider its tenant farmers’ investments in infrastructure and development of agricultural techniques when determining the annual fee and other terms and conditions of the Company’s lease contract. Investment in infrastructure may include the construction of storage and processing units, or the creation of transportation alternatives. If the Company fails to consider the costs of such investment accurately, the Company’s tenant farmers may not be able to properly exploit the Company’s land, and such land may not appreciate as the Company expects, which could materially adversely affect the Company’s business.

We will rely in part on transportation and related infrastructure in our target jurisdictions.

The Company will rely in part on transportation and related infrastructure in its target jurisdictions. Certain jurisdictions may have below-average transportation and related infrastructure, and there can be no guarantee that any jurisdictions will maintain existing transportation and related infrastructure through the life of the Company. If a target jurisdiction fails to invest appropriately in transportation and related infrastructure, the Company’s tenant farmers may not be able to properly exploit the Company’s land, and such land may not appreciate as the Company expects, which could materially adversely affect the Company’s business.

We may face certain risks regarding repositioning of agricultural properties.

The Company may seek to reposition certain agricultural properties. Such repositioning carries a number of attendant risks, including the possibility that costs incurred in connection with the initial repositioning may not be recovered. In addition, it may be that suitable tenant farms will not be found for repositioned agricultural properties, which could lead to such agricultural properties producing insufficient income to meet expenses or provide a suitable return to the Company. Other risks associated with repositioning include the risk that delays in the timetable for improvements may result in a property not reaching a stage where it is reasonably fit for agricultural use. Similarly, there may be planning risks arising from difficulties in obtaining planning consents and licenses which delay scheduled improvements.

Agricultural technology enhancements, including genetic engineering, could adversely impact the Company’s anticipated returns.

Future advances in seed technology, genetic engineering, irrigation improvements and other agricultural technology enhancements may lead to higher crop production on existing farmland, which could put downward pressure on the demand for farmland properties and/or new crops. As a result, the Company could experience a reduction in anticipated returns, which could have a materially adverse effect on results of operations and financial condition.

The production of organic crops carries natural risks.

The production of organic crops carries natural risks of organic farming, including the ability to control weeds or pests. If any of the tenants or farmers that work farmland properties owned by the Company are inexperienced or do not attend to weed or pest control, the crop yield may suffer significantly. Organic and specialty crops often need temporary storage pending market sales and delivery, and the longer such crops are stored, the more problems that can occur including mold, pest infestation, and contamination. Likewise, organic and specialty crops cannot be mixed with conventional crops for storage. Thus, the lack of storage facilities may result in the crops being transported long distances to be stored elsewhere and subjecting the crops to additional spoilage risks and even theft.

Organic certification requirements could change, which may result in the de-certification of certain farmland properties and reversion to conventional crop pricing, which is currently significantly lower than organic pricing. There is also no assurance that the premium prices for organic crops will continue.

Certain of our agricultural investment properties may have Reservation Rights.

Our agricultural investments may include real property which is or may become subject to mineral leases and exploration permits, oil and gas leases and exploration permits, oil and gas reservations, and mineral reservations (“Reservations”). The Company will own surface rights to the farmland properties, but third parties may own (or claim) the rights to minerals, such as oil or natural gas, that may be located under the surface. The exercise of Reservation rights by third parties could (i) have a material adverse impact on the value of the Company’s investment, (ii) materially interfere with farming operations on the Company’s real property and (iii) increase the risk of environmental contamination at the Company’s real property. In some jurisdictions, the Company may not have any legal standing to resist the imposition of such Reservations.

We may receive below-market value on predetermined fixed price property investments involving repurchase rights.

In some circumstances, we may grant a tenant a right to repurchase the property it leases from us or may acquire or invest in a property subject to a right of repurchase. The purchase price may be a predetermined fixed price or based on the market value at the time of exercise or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property.

Bankruptcy laws may limit our remedies if a tenant becomes bankrupt and rejects the lease and we may be unable to collect balances due on our leases.

If a tenant becomes bankrupt or insolvent, that could adversely affect the income we receive from the leases we have with that tenant. Our tenants may experience downturns in their operating results due to adverse changes to their business or economic conditions, and those tenants that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be an unsecured prepetition claim subject to statutory limitations, and therefore, such amounts received in bankruptcy are likely to be substantially less than the remaining rent we otherwise were owed under the leases. Additionally, any claim we have for unpaid past rent could be substantially less than the amount owed. If the lease for such a property is rejected in bankruptcy, our revenue would be reduced. To the extent a tenant vacates specialized space in one of our agricultural properties, re-leasing the vacated space could be more difficult than re-leasing less specialized space. Furthermore, dealing with a tenant bankruptcy or other default may divert management’s attention and cause us to incur substantial legal and other costs, which could materially and adversely affect our ability to execute our business strategies. Any such event could have a material and adverse effect on our financial condition, results of operations, cash flows, cash available for distribution and ability to service our debt obligations.

Inflation may materially and adversely affect us and our tenants.

Increased inflation could lead to interest rate increases that could have a negative impact on variable rate debt we may incur. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation, which could cause the value of our agricultural properties to decline. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us, which in turn could materially and adversely affect us. Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities. The market value of our agricultural investments could potentially decline in value in times of higher inflation rates. Some of the Company’s agricultural investments could have income linked to inflation, whether by regulation or contractual arrangement or other means. However, as inflation could affect both income and expenses, any increase in income could potentially not be sufficient to cover increases in expenses.

Moreover, as inflation increases, the real value of our agricultural investments and distributions therefrom can decline. If the Company is unable to increase the revenue and profits of its agricultural investments at times of higher inflation, it could be unable to pay out higher distributions to shareholders to compensate for the relative decrease in the value of money, thereby affecting the expected return of investors.

We face significant competition in acquiring agricultural properties.

We face competition from various entities for investment opportunities in agricultural properties, including other REITs. We may be competing for suitable agriculture and agricultural-related assets with other prospective purchasers that have greater resources than the Company, or that have better relationships with sellers or lessors of agricultural property and related assets, lenders and brokers. These competitors may have different investment objectives than the Company, enabling them to accept more risk or pay higher prices than the Advisor deems reasonable or appropriate for the Company. Accordingly, there can be no assurance that we will be able to identify and complete attractive agricultural investments or that it will be able to fully invest its available capital. Moreover, competition for investment opportunities may have the effect of increasing costs, thereby reducing the investment returns to the Company.

In addition, the prices of crops grown by farmers of the Company’s farmland properties may be negatively impacted due to movements in global commodity markets, increasing competition as well as possible increases in efficient production of the same or similar crops from growers in other regions. Hedging-type and other activities of the farmers may not be sufficient to shield the Company from the adverse consequences of price changes of the crops, particularly where the Company is taking direct price and production risk. In many cases, tenant farmers grow crops on our farmland properties with rent based on crop sales – in which case adverse changes in the price of crops could impact the ability of the tenant farmers to pay rents.

We could be subject to misconduct and unauthorized conduct from third party providers, which could result in litigation or serious financial harm.

Misconduct by employees of the Advisor or its affiliates or by our third-party service providers could cause us significant losses. Employee misconduct may include binding us to transactions that present unacceptable risks and unauthorized activities or concealing unsuccessful activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third-party service providers, including failing to record transactions or improperly performing custodial, administrative and other responsibilities. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects. There can be no assurance that the measures that we, the Advisor and its affiliates expect to implement to prevent and detect employee misconduct and to select reliable third-party providers will be effective in all cases.

Our access to external sources of capital is subject to factors outside of our control and could materially and adversely affect our growth prospects and our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our shareholders.

To maintain our qualification as a REIT, we generally are required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow due to differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments. Consequently, to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings.

Therefore, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:

●	general market conditions;

●	the market’s perception of our growth potential;
25

●	our current debt levels;

●	our current and expected future earnings;

●	our cash flow and dividends; and

●	the NAV of our shares.

If we cannot obtain capital from third-party sources, we may not be able to acquire agricultural properties when strategic opportunities exist, meet the capital and operating needs of our existing agricultural properties or satisfy our debt service obligations.

To the extent that capital is not available to acquire additional agricultural properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period. Such a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the NAV of our shares.

The acquisition of agricultural properties involves risks that could materially and adversely affect our business, financial condition, results of operations and cash flows.

We will acquire agricultural real estate properties both through the direct acquisition of agricultural real estate and through the acquisition of entities that own agricultural real estate. The acquisition of agricultural properties involves risks, including the risk that we may not be successful in identifying attractive agricultural real estate properties or that, once identified, we may not be successful in consummating an acquisition. We may incur significant transaction expenses, including finder’s fees, in connection with our acquisition of agricultural real estate properties. When we acquire agricultural real estate properties in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. The acquired leased agricultural property may not perform as anticipated. Furthermore, the acquired agricultural properties or entities may be subject to liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities, such as liabilities for clean-up of undisclosed environmental contaminations, claims by tenants, vendors or other persons dealing with the former owners of the agricultural properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties. As a result, if a liability were asserted against us based on ownership of any of these entities or agricultural properties, then we may have to pay substantial sums to defend or settle it which could materially and adversely affect our cash flows.

Additionally, there is, and it is expected there will continue to be, significant competition for agricultural properties that meet our investment criteria from other well-capitalized investors, including both publicly traded REITs and private institutional investment funds, some of which could have greater financial resources and a greater access to debt and equity capital to acquire agricultural properties than we do.

Some of the agricultural properties we acquire may be defective and we may experience loss as a result.

Our agricultural properties and agricultural properties underlying our investments may have defects or problems that require unforeseen capital expenditures, special repair or maintenance expenses, or the payment of damages to third parties. Engineering, seismic and other reports on which we rely as part of our pre-acquisition due diligence investigations of these agricultural properties may be inaccurate or deficient, at least in part because defects may be difficult or impossible to ascertain. Statutory or contractual representations and warranties made by various sellers of properties that we acquire may not protect us from liabilities arising from property defects. Furthermore, after selling an agricultural property in our portfolio, we may continue to owe a statutory warranty obligation to the purchaser if any latent defects in such agricultural property are subsequently discovered. The occurrence of any of the foregoing could have an adverse effect on our business, financial conditions, results of operations and cash flows.

Declining agricultural real estate valuations and impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.

We continuously monitor events and changes in circumstances, including those resulting from an economic downturn that could indicate that the carrying value of the agricultural real estate and related intangible assets in which we have an ownership interest may not be recoverable. Examples of such indicators may include a significant decrease in NAV, a significant adverse change in the extent or manner the agricultural property is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses.

When such impairment indicators exist, we review an estimate of the future undiscounted net property cash flows expected to result from the agricultural real estate investment’s use and eventual disposition and compare it to the carrying value of the property. We consider factors such as future rental rates and occupancy, trends and prospects, leasing demand, competition and other factors. If our future undiscounted net cash flow evaluation indicates that we are unable to recover the net carrying value of an agricultural real estate investment, an impairment loss is recorded to the extent that the net carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated future cash flows is highly subjective and is based on numerous assumptions, including future occupancy, rental rates, property operating expenses, capital requirements and holding periods. These assumptions could differ materially from actual results in future periods. A worsening agricultural real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.

There are additional risks associated with sale-leaseback transactions.

The Company may invest in sale-leaseback transactions, whereby it leases the agricultural properties it purchases back to the sellers of such properties. A transaction structured as a sale-leaseback could be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect the Company from a business and financial perspective. If the sale-leaseback were recharacterized as a financing, the Company might not be considered the owner of the property, and as a result, would have the status of a creditor in relation to the tenant. In that event, the Company would no longer have the right to sell or encumber its ownership interest in the property. Instead, the Company would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, the Company could be bound by the new terms, and prevented from foreclosing its lien on the property. If the sale-leaseback were recharacterized as a joint venture, the Company and its tenant could be treated as co-venturers with respect to the property. As a result, the Company could be held liable, under some circumstances, for debts incurred by the tenant relating to the property. Either of these outcomes could adversely affect the Company’s cash flow and the amount available for distributions to shareholders. In the event that any sale-leaseback transaction is challenged and recharacterized as a financing transaction or a loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

We are exposed to various environmental risks, which may result in unanticipated losses that could affect our business, financial condition, results of operations and cash flows.

We may be exposed to substantial risk of loss from environmental claims arising with respect to land acquired with environmental problems, and the loss may exceed the value of such investment. We are subject to federal, state and local laws, statutes, regulations and ordinances relating to pollution, the protection of the environment and human health and safety. Under certain environmental laws, a current or previous owner or operator of agricultural real estate may be required to investigate and clean up hazardous or toxic substances, released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with contamination. In addition, farmland properties may also incur losses from recalls, fines or litigation due to contaminants that may cause food borne illness. It is difficult to predict the occurrence or severity of such recalls, fines or litigation. These laws often impose liability without regard to whether the owner or operator knew of, or caused, the contamination, and the liability may be joint and several.

The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease agricultural real estate or to borrow using the agricultural real estate as collateral.

Because certain environmental laws are retroactive, and impose liability on persons who owned a property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell the agricultural properties. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our agricultural properties, environmental laws also may impose restrictions on the manner in which the agricultural properties may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property on favorable terms or at all.

Environmental laws that govern the presence, maintenance and removal of asbestos-containing building materials may impose fines and penalties on building owners or operators for failure to comply with these requirements or expose such owners and operators to third-party liability for personal injury associated with exposure to asbestos fibers. Such laws require that building owners or operators properly manage and maintain asbestos, adequately notify or train those that come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed. The cost of removing and disposing of any material containing asbestos, if found, may be significant and we could be liable for related damages, fines and penalties. In addition, third parties may seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials. Some of our agricultural properties may contain asbestos-containing building materials.

There may also be environmental liabilities associated with our agricultural properties of which we are unaware. We expect to obtain Phase I environmental assessments on all agricultural properties we acquire upon acquisition. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the agricultural properties we own. Some of our agricultural properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. Some of our agricultural properties may contain asbestos-containing materials. Liabilities and costs associated with environmental contamination at, on, under or emanating from our agricultural properties, defending against claims related to alleged or actual environmental issues, or complying with environmental, health and safety laws could be material and could have a material and adverse effect on our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.

In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our agricultural properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments. Any occurrence of the foregoing could have an adverse effect on our business, financial conditions, results of operations and cash flows.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on TIAA’s and Nuveen’s financial, accounting, communications and other data-processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks and other cybersecurity incidents. Breaches of Nuveen’s network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our shareholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses or other malicious code. Although Nuveen takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately. If such systems are compromised or disabled, we could suffer financial loss, a disruption of our businesses, liability to shareholders, regulatory intervention or reputational damage.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Nuveen may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation-state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Nuveen face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Nuveen because Nuveen hold a significant amount of confidential and sensitive information about their investors, their portfolio companies and potential investments. As a result, Nuveen may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on Nuveen’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Nuveen take to ensure the integrity of their systems will provide protection, especially because cyberattack techniques change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Nuveen have implemented, and their affiliates and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Nuveen do not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Nuveen, their portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Nuveen’s, their affiliates’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Nuveen. We or Nuveen could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

We are highly dependent on information systems and technology. Nuveen’s information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. We rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

In addition, Nuveen operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which Nuveen operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize Nuveen, their employees’ or our investors’ or counterparties’ confidential and other information processed and stored in and transmitted through Nuveen’s computer systems and networks, or otherwise cause interruptions or malfunctions in their employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of Nuveen’s businesses, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if Nuveen fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Nuveen fund investors and clients to lose confidence in the effectiveness of our or Nuveen’s security measures.

Other disruptive events, including natural disasters and public health or pandemic crises may adversely affect our ability to conduct business. Such adverse effects may include the inability of the Advisor’s employees, or the employees of its affiliates and other service providers, to perform their responsibilities as a result of any such event. Such disruptions to Nuveen’s business operations may cause operational issues.

Finally, we depend on Nuveen’s headquarters for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Nuveen’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

We are exposed to the potential impacts of future climate change and climate change-related risks.

Global climate changes may result in unpredictable weather patterns that create periods of extreme climatic disruptions. Such disruptions may include unusually elongated periods of time in which a region experiences, among other weather patterns, extreme heat, cold, wind, rain and drought (which may lead to an increased risk of forest fires). These disruptions may cause an unfavorable environment for the growth and harvest of agricultural products. Although we will endeavor to take precautions with respect to our agricultural investments in a particular investment region, there can be no assurances that major or minor climatic disruptions will not occur in the future in regions where the Company invests, and that the Company will not experience losses as a result of such disruptions.

Any such disruptions might impact the Company’s agricultural investments in physical assets and overall operations, and the Company may be vulnerable to the following risks related thereto:

●	Risks of property damage to the Company’s assets;

●	Indirect financial and operational impacts from disruptions to the operations of the Company’s assets as a result of severe weather, such as hurricanes or floods;

●	Increased insurance premiums and deductibles, or a decrease in the availability of coverage, for assets in areas subject to severe weather;

●	Increased insurance claims and liabilities;

●	Increase in energy cost impacting operational returns;

●	Changes in the availability or quality of water, or other natural resources on which the Company’s assets depend;

●	Incorrect long term valuation of an investment due to changing conditions not previously anticipated at the time of the investment; and

●	Economic disruptions arising from the above.
30

Governmental response to climate change at the international, federal and state levels may affect results of operations, cash flows and profitability.

There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S. and other target jurisdictions, some of these proposals would regulate and/or tax the production of carbon dioxide and other greenhouse gases to facilitate the reduction of carbon compound emissions into the atmosphere and provide tax and other incentives to produce and use cleaner energy. Additionally, the Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose the Company’s agricultural investments to so-called “transition risks” in addition to physical risks, such as: (i) political and policy risks (e.g., changing regulatory incentives and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (e.g., changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to climate impacts), (iii) technology and market risks (e.g., declining market for assets, products and services seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); and (iv) reputational risks (e.g., risks tied to changing investor, customer or community perceptions of an asset’s relative contribution to greenhouse gas emissions). Climate change effects, if they occur, and governmental initiatives, laws and regulations to address potential climate concerns, could increase the Company’s costs and have a long-term adverse effect on the Company’s businesses and results of operations. Future legislation or regulatory activity in this area remains uncertain, and its effect on our operations is unclear at this time.

Any one or more of these developments, as well as other unforeseeable governmental responses to climate change, could have a material adverse effect on the Company’s results of operations, cash flows and profitability. Insurance on our agricultural properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

In most cases, our tenants are required to maintain comprehensive insurance coverage for the agricultural properties they lease from us pursuant to our leases. Pursuant to such leases, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. All tenants are required to maintain casualty coverage and most carry limits at 100% of replacement cost. Depending on the location of the property, losses of a catastrophic nature, such as those caused by earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind/hail, hurricanes, terrorism, or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our agricultural properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these agricultural properties are irreparably damaged. In addition, if uninsured damages to a property occur or a loss exceeds policy limits and we do not have adequate cash to fund repairs, we may be forced to sell the property at a loss or to borrow capital to fund the repairs.

Inflation, changes in ordinances, environmental considerations, and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In that situation, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property. Furthermore, in the event we experience a substantial or comprehensive loss of one of our agricultural properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and code requirements. The loss of our capital investment in or anticipated future returns from our agricultural properties due to material uninsured losses could materially and adversely affect us.

We may obtain limited or no representations and warranties when we acquire a property and may only have limited recourse if our due diligence did not identify issues that may subject us to unknown liabilities or lower the value of our property, which could adversely affect our financial condition and ability to make distributions.

The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited representations, warranties and indemnifications that will survive for only a limited period after the closing. Also, many sellers of agricultural real estate are single-purpose entities without any other significant assets. The acquisition of, or purchase of, agricultural properties with limited representations and warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property, lose rental income from that property or may be subject to unknown liabilities with respect to such properties.

The Advisor will perform due diligence on each investment prior to its acquisition. Regardless of the thoroughness of the due diligence process, not all circumstances affecting the value of an investment can be ascertained through the due diligence process. The due diligence process also at times requires the Advisor to rely on limited resources available to the Advisor, including information provided by the target of the investment and third-party consultants, legal advisors, accountants and investment banks. As a result, there can be no assurance that the due diligence process will reveal or highlight all relevant facts that are necessary or helpful in evaluating an investment opportunity. The Advisor’s due diligence process cannot ensure the Company will not acquire an investment that results in significant losses to the Company or that the Company will not overpay for an investment, which would cause the Company’s performance to suffer.

The amount of our debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

Subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase and/or reverse repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage and forms of direct or indirect leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of trustees. In addition, we may leverage individual assets at substantially higher levels.

If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our agricultural properties on disadvantageous terms, which may result in losses to us and may adversely affect cash available for distributions to our shareholders. In addition, if then-prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would materially and adversely affect our future operating results and liquidity. We may also refinance our debt through equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our shareholders.

Our substantial outstanding indebtedness, and the limitations imposed on us by our financing agreements, could have other significant adverse consequences, including the following:

●	fluctuations in our net assets;

●	we may be required to dedicate a substantial portion of our cash flow (including capital contributions) to paying principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends (and investors may be allocated income in excess of cash available for distribution), including those necessary to maintain our REIT qualification, or to use for other purposes;
32

●	we may be unable to sell assets (including assets held by any investment vehicle) that are pledged to secure an indebtedness;

●	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;

●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

●	we may violate restrictive covenants in our loan documents, which would entitle the lenders to require us to retain cash for reserves or to pay down loan balances, and we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk;

●	we may default on our obligations and the lenders or mortgagees may foreclose on our agricultural properties that secure their loans (and in such circumstances the recovery we receive may be significantly diminished as compared to our expected return of such property investment); and

●	during the term of any indebtedness, our returns may be materially reduced by increased costs attributable to regulatory changes, including a possible gross-up for taxes.

If any one of these events were to occur, our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the agricultural real estate acquired and may borrow under mortgages on agricultural properties after they are acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the agricultural properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

In addition, many of these same issues may also apply to the credit facilities which we have in place. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. We may also rely on short-term financing that would be especially exposed to changes in availability.

Conflicts of interest also have the potential to arise to the extent that a subscription line is used to make an investment that is later sold in part to co-investors since, to the extent co-investors are not required to act as guarantors under the relevant facility or pay related costs or expenses, co-investors nevertheless stand to receive the benefit of the use of the subscription line and neither the Company nor investors generally will be compensated for providing the relevant guarantee(s) or being subject to the related costs, expenses and/or liabilities.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase agricultural properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss, which could result in the total loss of capital and could adversely affect our results of operations and financial condition.

We may encounter adverse changes in the credit markets.

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our shareholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, we may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on our investment activities, any of which would negatively impact our performance.

Our agricultural investments are substantially illiquid.

Our ability to dispose of agricultural investments could be limited for several reasons. Illiquidity could result from the absence of an established market for the investments, as well as legal, contractual or other restrictions on their resale by us. Dispositions of agricultural investments could be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. In view of these limitations on liquidity, the return of capital and the realization of gains, if any, generally will occur only upon the partial or complete disposition of an investment. While an investment could be sold at any time, it is generally expected that this will not occur until a number of years after the initial investment. Before such time, there could potentially be no current return on the investment. Furthermore, the expenses of operating the Company (including the management fee payable to the Advisor or its designee) could potentially exceed its income, thereby requiring that the difference be paid from the Company’s capital.

The agreements governing our indebtedness may place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks, and our failure to comply with all covenants in our existing or future financing agreements could materially and adversely affect us.

The agreements governing our indebtedness, including the mortgages on our agricultural properties and on certain equity interests in certain property-owning subsidiaries and the mortgages on agricultural properties or equity interests that we may incur in the future likely will, contain covenants that place restrictions on us and our subsidiaries. Risks related to these covenants will also apply to agreements governing future indebtedness. These covenants may restrict, among other things, our and our subsidiaries’ ability to:

●	incur additional indebtedness (including guarantee obligations);

●	incur liens;

●	engage in certain fundamental changes, including changes in the nature of the business, mergers, liquidations and dissolutions;

●	sell assets;

●	pay dividends and make share repurchases and redemptions (with exceptions for customary REIT distributions and certain payments to be made with the proceeds of a qualified initial public offering);

●	make acquisitions, investments, loans and advances;

●	pay certain subordinated indebtedness;

●	modify the terms of organizational documents;

●	engage in certain transactions with affiliates; and

●	enter into negative pledge clauses and clauses restricting subsidiary distributions.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. A breach of any of these covenants or covenants under any other agreements governing our indebtedness, as well as our inability to make required payments, could result in an event of default under the instruments governing the applicable indebtedness. Upon the occurrence of an event of default under any of our financing agreements, the lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. Capital obtained from other sources may not be available to us or may be available only on unattractive terms. If we were unable to repay or refinance the accelerated debt, the lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of our agricultural properties, and our assets may not be sufficient to repay such debt in full. In addition, financing agreements may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default on its debt and to enforce remedies, including acceleration of the maturity of such debt upon the occurrence of a default under such other indebtedness. If we default on several of our financing agreements or any significant financing agreement, we could be materially and adversely affected.

Covenants in the agreements governing our indebtedness could restrict our ability to make distributions to our shareholders necessary to qualify as a REIT, which could materially and adversely affect us and the NAV of our shares.

We intend to operate in a manner to allow us to qualify as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gain, each year to our shareholders. If we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, including net capital gains, then we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute or are deemed to have distributed to our shareholders in a calendar year is less than a minimum amount specified under the Code. Our credit facilities are expected to contain, and certain of the agreements governing our existing and future indebtedness may contain, restrictions on our ability to make distributions to our shareholders, and we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT without breaching such agreements. If we default under covenants that restrict our ability to make distributions and are unable to cure the default, refinance the indebtedness or meet payment obligations, our business, financial condition, results of operations and cash flows generally and, in particular, the amount of our distributable cash flow could be materially and adversely affected.

The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

The financial covenants in our loan agreements may restrict our operating, acquisition and divestiture activities, which may harm our financial condition and operating results. Our unsecured credit facility and the mortgages on our agricultural properties and on certain equity interests in certain property-owning subsidiaries contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our unsecured credit facility is subject to compliance with these financial and other covenants, including restrictions on the maximum availability, which is based on the adjusted net operating income of designated unencumbered agricultural properties, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, take possession of the agricultural property or properties securing the loan.

An increase in market interest rates may materially and adversely affect us and our tenants.

If interest rates increase, so could the Company’s interest costs for new debt, including variable-rate debt obligations under any credit facility or other financing. This increased cost could make the financing of any development or acquisition more costly. Rising interest rates could limit the Company’s ability to refinance existing debt when it matures or cause it to pay higher interest rates upon refinancing, which would adversely impact liquidity and profitability. Furthermore, the inability to refinance agricultural investments could lead to increased risk as a result of us having a larger and longer-term investment than expected and reduced diversification. In addition, an increase in interest rates could decrease the access third parties have to credit or the amount they are willing to pay for the Company’s assets.

Failure to hedge effectively against interest rate changes may materially and adversely affect our financial condition, results of operations, cash flows, cash available for distribution and our ability to service our debt obligations.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our agricultural investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

We will face risks associated with hedging transactions.

We may utilize a wide variety of derivative and other hedging instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such derivatives and other hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in derivatives and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and the Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties as well as interest rate and currency risks.

The success of any joint venture investments that we may make could be materially and adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.

We may enter into joint ventures to acquire, develop, improve or dispose of agricultural properties, thereby reducing the amount of capital required by us to make agricultural investments and diversifying our capital sources for growth. We may acquire non-controlling interests or shared control interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. There can be no assurance that we will be able to form new joint ventures, or attract third-party investment or that additional investments in new or existing ventures to develop or acquire agricultural properties will be successful. Further, there can be no assurance that we are able to realize value from such investments.

Such joint venture investments involve risks not otherwise present in a wholly owned property or a redevelopment project, including: (a) potentially inferior financial capacity, diverging business goals and strategies and the need for our joint venture partners’ continued cooperation; (b) the possibility that our joint venture partners might become bankrupt, default on its obligations, encounter liquidity or insolvency issues, suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions; (c) our inability to take certain actions with respect to the joint ventures’ activities that we believe are favorable to us if our joint venture partners do not agree; (d) our inability to control the legal entities that have title to the agricultural real estate associated with the joint ventures, meaning the joint venture partners could take actions that subject the property to liabilities in excess of, or other than, those contemplated; (e) our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources; (f) our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity; (g) our joint venture partners could have rights with respect to the disposition of certain investments or the liquidation of their interest therein; (h) in certain circumstances, we could be liable for the actions of our joint venture partners; (i) our joint venture partners’ business decisions or other actions or omissions may be inconsistent with the business interests or goals of the Company, may be contrary to the Company’s investment objective, or may result in harm to our reputation or adversely affect the value of our investments; and (j) our joint venture partners may be in a position to take actions that could conflict with our ability to maintain our qualification as a REIT.

In addition, the joint venture partner could have authority to remove the Nuveen affiliated investment manager of the joint venture. If such removal were to occur, we would be joint venture partners with a third-party manager, in which case it could be significantly more difficult for us to implement our investment objective with respect to any of our investments held through such joint ventures. Under a joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital.

The joint venture partner could from time to time be a joint venture partner or interest holder in another joint venture or other vehicle in which the Advisor or its affiliates has an interest or otherwise controls. The joint venture partner could also be entitled to receive payments from, or allocations or performance-based payments (e.g., carried interest) in respect of, the Company as well as such investments, and in such circumstances, any such amounts could be treated as our expense and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by the Advisor, be deemed paid to or received by the Advisor or reduce the management fee. Moreover, the Advisor could receive fees associated with capital invested by a joint venture partner relating to investments in which the Company participates. This could be in connection with a joint venture in which the Company participates or other similar arrangements with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Advisor performs services. In addition, the Company is permitted to co-invest with non-affiliated co-investors or partners whose ability to influence the affairs of the companies in which we invest could be significant and even greater than that of the Company and as such, we could be required to rely upon the abilities and management expertise of such joint venture partner. It could also potentially be more difficult for us to sell its interest in any joint venture, partnership or entity with other owners than to sell its interest in other types of investments (and any such investment could be subject to a buy-sell right, right of first refusal, right of first offer or other similar right). Under a joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time it determines it would be advantageous to exit. The Company is permitted to grant joint venture partners approval rights with respect to major decisions concerning the management and disposition of the investment, which would increase the risk of deadlocks or unanticipated exits from an investment. A joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment. A deadlock could delay the execution of the business plan for the investment, require the Company to engage in a buy-sell of the venture with the joint venture partner, conduct the forced sale or other liquidation of such investment or require alternative dispute resolution in order to resolve such deadlock. Additionally, in certain scenarios, the Company is permitted to grant joint venture partners the right to put (i.e., sell) their interests in an investment to the Company, or call (i.e., buy) the Company’s interests in an investment. As a result of these risks, the Company could be unable to fully realize its expected return on any such investment.

Any of the foregoing might subject a single-tenant leased property to liabilities in excess of those contemplated and could have a material adverse effect on the value of our joint venture investments.

Compliance or failure to comply with regulatory requirements could result in substantial costs.

Government authorities at all levels are actively involved in the regulation of land use and zoning, environmental protection and safety and other matters affecting the ownership, use and operation of real property. The promulgation and enforcement of such regulations could increase expenses, and lower the income or rate of return, as well as adversely affect the value of any of our agricultural investments. Operators are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce our revenue and profitability.

Our agricultural properties are subject to various federal, state and local regulatory requirements, such as land use regulations. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us that could affect our cash flow and results of operations. If we are required to make substantial modifications to the agricultural properties that we own or acquire, our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders could be materially and adversely affected.

The businesses of the Company and the Advisor and their affiliates, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the United States and other jurisdictions in which they operate relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, privacy laws with respect to client information and the regulatory oversight of the trading and other investment activities of investment managers, including the Advisor. Each of the regulatory bodies with jurisdiction over the Company and the Advisor or their affiliates, has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Additionally, the Company and the Advisor rely on interpretive guidance from governmental agencies, including the SEC, with respect to certain positions and practices relevant to their businesses. No assurance can be given that the SEC staff will concur with the Company’s or the Advisor’s positions and practices or that the SEC staff will not, in the future, issue further guidance that may require the Company or the Advisor to change their positions and practices. To the extent the SEC staff publishes new or different guidance or changes current regulations with respect to these matters, the Company and the Advisor may be required to adjust their strategies or operations accordingly. Any failure to comply with these rules and regulations could expose the Company or the Advisor to liability or other risks.

Such oversight and regulation will likely cause the Company to incur additional expenses, divert the attention of the Advisor and its personnel and may result in fines if the Company is deemed to have violated any regulations. Regulation generally as well as regulation more specifically addressed to the alternative asset management industry, including tax laws and regulation, could increase the cost of identifying, structuring and completing loan transactions, the profitability of enterprises and the cost of operating the Company. Additional regulation could also increase the risk of third-party litigation. The transactional nature of the business of the Company exposes the Company and the Advisor and certain related parties generally to the risks of third-party litigation. Under the Declaration of Trust, the Company will generally, to the extent permitted by law, be responsible for indemnifying Nuveen and certain related parties for losses or obligations they may incur with respect to such litigation.

Our portfolio may be concentrated in a limited number of asset types, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. For investments that the Advisor intends to finance (directly or by selling assets), there is a risk that such financing may not be completed, which could result in us holding a larger percentage of our assets in a single investment and asset type than desired. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

We may face risks associated with the ownership of agricultural property and the real estate industry in general.

An investment in the Company is subject to certain risks associated with the ownership of agricultural property and the real estate industry in general, including: the burdens of ownership of real property; local, national and international economic and social conditions (such as an oversupply of, or a reduction in demand for, farmland properties); the supply and demand for farmland properties and the global supply of arable land; the quality and philosophy of management by tenant farmers; the quality and philosophy of buyers and sellers of agricultural properties; changes in interest rates and the availability of mortgage funds which may render the sale or refinancing of farmland properties difficult or impracticable; changes in environmental laws and regulations, planning laws, zoning laws and other governmental rules and fiscal and monetary policies; environmental claims arising in respect of farmland properties acquired with undisclosed or unknown environmental problems or as to which inadequate reserves have been established; changes in real property tax rates or changes in tax laws; changes in energy prices; uninsured casualties; vandalism; force majeure acts, terrorist events, under-insured or uninsurable losses; and other factors which are beyond the reasonable control of the Company, TIAA and Nuveen.

In addition, the Company may acquire agricultural properties that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition, possession claims or compliance with zoning laws or other legal requirements. In each case, the Company’s acquisition of a property may be without any recourse, or with only limited recourse, with respect to unknown liabilities or conditions. As a result, if any liability were asserted against the Company relating to those agricultural properties, or if any adverse condition existed with respect to those agricultural properties, the Company might be required to pay substantial sums to settle or cure it, and this could adversely affect the cash flow and operating results of the Company.

The value of the Company’s agricultural investments may fluctuate significantly due to these factors and may be significantly diminished in the event of a sudden downward market for agricultural properties. There can be no assurance of profitable operations for any investment acquired by the Company. Accordingly, the Company’s investment objectives may not be realized. The returns available from agricultural investments depend on the amount of income earned and capital appreciation generated by the relevant underlying properties as well as expenses incurred in connection therewith. If agricultural properties do not generate income sufficient to meet operating expenses, including amounts owed under any third-party borrowings and capital expenditures, the Company’s returns will be adversely affected. In addition, the cost of complying with governmental laws and regulations (including, without limitation, tax laws and regulations) and the cost and availability of third-party borrowings may also affect the Company’s agricultural investments. Moreover, the Company’s returns would be adversely affected if a significant number of tenant farmers were unable to pay their lease payments or if farmland properties intended for lease could not be leased on favorable terms. Certain expenditures associated with real property equity investments, such as property taxes, utility costs, debt service, maintenance costs and insurance, tend to increase and are not generally decreased by events adversely affecting lease revenues. Thus, the cost of operating a farmland property may exceed the leasing income thereof, and the Company may be required to (i) advance funds to protect an equity investment or forego the payment of interest on debt investments or (ii) dispose of agricultural investments on disadvantageous terms to raise needed funds.

We face risks associated with the availability and demand for agricultural commodities.

We may receive rent based on the value of a set amount of crop production at a specified date (or possibly may receive crops in lieu of cash payments of rents) from certain tenant farmers. Weather conditions have historically caused volatility in the agricultural commodities by causing crop failures or significantly reduced harvests, which can affect the supply and pricing of the agricultural commodities. Agricultural commodities can be affected by factors such as weather, plant and crop disease, pests and other adverse growing conditions. The availability and prices of agricultural commodities are subject to other unpredictable factors such as plantings, drought, flooding, fires, earthquakes, natural disasters, epidemics, pandemics, government (domestic and foreign) farm programs and policies, changes in global demand created by population growth and changes in standards of living, and global production of similar and competitive crops. While Nuveen and/or TIAA intends to mitigate certain risks by recommending that its tenant farmers carry crop insurance (and in certain cases, when determined to be commercially reasonable and cost-effective under the circumstances, obtaining crop insurance directly), securing liens against such tenants, there can be no assurance that the Company will not suffer losses as a result of the lack of availability and fluctuation of the prices of such commodities.

Increases in water prices or insufficient availability of water could adversely affect crop production and health resulting in reduced profitability for the Company.

Increases in water prices or insufficient availability of water could adversely affect crop production, tree or vine health in the case of permanent crops, and therefore the value of, farmland properties, resulting in reduced profitability for the Company. We will seek to mitigate such risks by investing where possible in properties with access to a steady water supply through natural, rain-fed sources and/or long-term access to sustainable ground or surface water deliveries, or other water rights.

Any farmland properties that the Company acquires in the future that depend upon rain water rather than local water access may be susceptible to extended droughts.

In instances where the Company may use and depend on irrigation water, the Company’s access to such irrigation water will be governed by local and national laws and may be subject to risks associated with possible future changes in applicable water law. The loss or reduction of access to water sources, the failure of irrigation systems, if applicable, or increased costs of maintaining access to such sources could have a material adverse effect on the Company.

Where the Company is seeking to invest in dryland properties or looking to utilize new crop varieties that are resistant to droughts, for example, water shortages may be so severe that the utilization of water efficiency technologies or farming practices may be insufficient to minimize the impact of such risks.

We may change our investment and operational policies or our investment guidelines without shareholder consent.

Except for changes to the investment restrictions contained in our Declaration of Trust, which require shareholders consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this Annual Report. Our board of trustees also approved very broad investment guidelines with which the Advisor must comply, but these guidelines provide the Advisor with broad discretion and can be changed by our board of trustees. A change in our investment strategy may, among other things, increase our exposure to agricultural real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

We may not be able to obtain the necessary permits and licenses to invest in certain agricultural properties.

Our ability to invest in certain agricultural properties, obtain financing for agricultural investments, lease agricultural properties to tenants and/or engage in lending, advisory and broker activities may be subject to the issuance of permits or licenses. We have not applied for these licenses, and there can be no assurance as to whether and when such licenses or permits will be obtained. We expect that if we do not apply for such licenses this process will be costly and take several months. Furthermore, we may be subject to various information and other requirements in order to maintain any such licenses, and there is no assurance that we would satisfy those requirements. Our inability to obtain necessary permits or licenses could have a material adverse effect on our operations.

We may be subject to litigation or threatened litigation, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may be subject to litigation or threatened litigation for damages that occur on or liabilities derived from the acquisition, ownership and disposition of our agricultural properties. In particular, we are subject to the risk of personal injury claims, employment and labor claims and others. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Plats of surveys are not usually available for land which the Company will acquire, and where available, such surveys are not likely to meet the minimum standard detail requirements established by the American Land Title Association or equivalent standards, which could result in the Company’s ownership of certain land being subject to boundary disputes, building encroachments, acreage discrepancies, gaps, gores and other title defects. As discussed above, title insurance to provide protection against such deficiencies will likely not be available to the Company in all jurisdictions where the Company acquires agricultural investments.

Additionally, whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant, or involve our agreement with terms that restrict the operation of our business. Title insurance may not be available for purchase in all jurisdictions to insure the Company’s proper ownership of land and although available, title insurance is not likely to be purchased by the Company in the jurisdictions where the Company may invest. The risk of assertion of adverse title claims by third parties exists. Even if unsubstantiated, such claims would need to be defended by the Company at its sole expense in cases where title insurance has not been obtained.

We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of such claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could have a material adverse effect on our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage and could expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and trustees, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.

We may use our assets or return of investor’s distributions to pay for existing exculpation and indemnification obligations.

Certain exculpation provisions contained in the agreements we have entered into may limit the rights of action otherwise available to us or our investors against certain persons identified under such agreements absent such limitations. We are also responsible for indemnifying such indemnified persons for any losses incurred by them except to the extent such persons fail to meet the applicable standard of conduct set forth in such agreements. Liabilities arising from such indemnification obligations may be material. Any such indemnification obligations would be payable out of our assets and/or return of distributions previously made to investors.

Agricultural investments could become subject to condemnation actions.

Municipalities and other government subdivisions may, in certain circumstances, seek to acquire certain of our assets through eminent domain proceedings. While we may seek to contest these proceedings which may be costly and may divert the attention of our management from the operation of the Company, there can be no assurance that a municipality or other government subdivision will not succeed in acquiring our assets. In such event, there is a risk that we will not receive adequate compensation for the assets acquired or that we will not be able to recover all charges associated with divesting these assets which could materially and adversely affect us.

Some of our sales and purchases of real property may be canceled and reclaimed if there is later determined to have been a fraudulent transaction.

The sale and purchase of real property or trust beneficiary interests therein at fair market value can be canceled or avoided by a trustee in bankruptcy, corporate reorganization, civil rehabilitation or similar procedure, or by the seller’s creditors. Even if the purchase price was set at the fair market value of such real property, the transaction may be canceled under certain circumstances, e.g., if the seller intended to conceal, donate or otherwise dispose of the sale proceeds in a manner that would harm the seller’s creditors, and the purchaser knew such intention at the time of the transaction. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment. The occurrence of the foregoing could have an adverse effect on our business, financial conditions, results of operations and cash flows.

General Risks Related to Investments in Agricultural Real Estate Debt

Investments in agricultural real estate debt are subject to risks including various creditor risks and early redemption features that may materially adversely affect our results of operations and financial condition.

The debt and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The agricultural real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Agricultural real estate debt is also subject to other creditor risks, including (a) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (b) so-called lender liability claims by the issuer of the obligation and (c) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem debt if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. During periods of rising interest rates, the expected weighted average life of a debt investment may increase, which may decrease the expected yield on a debt investment purchased at a discount.

The market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. If the U.S. Federal Reserve or other relevant central banks increase benchmark interest rates, this could also negatively impact the price of debt instruments and could adversely affect the value of our investments and the NAV and price per share of our shares.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our agricultural real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

Debt-oriented agricultural real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of agricultural real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or agricultural real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of agricultural properties to tenants, changes in supply and demand for competing agricultural properties in an area (as a result, for instance, of overbuilding), fluctuations in agricultural real estate fundamentals, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of agricultural properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of agricultural properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand and/or agricultural real estate values generally and other factors that are beyond the control of the Advisor. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the agricultural real estate business sector may also be affected by such risks.

The Advisor cannot predict whether economic conditions generally, and the conditions for agricultural real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the agricultural real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to agricultural real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for agricultural real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on agricultural real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial agricultural real estate market in general, an issuer’s equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer’s capital structure since such investments are structurally subordinate to more senior tranches in such issuer’s capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer’s creditors in a bankruptcy. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying agricultural properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by residential, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial agricultural real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower’s equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of agricultural real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial agricultural real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property, the financial circumstances of the borrower, tenant mix and tenant bankruptcies, property management decisions, including with respect to capital improvements, property location and condition, competition from other properties offering the same or similar services, environmental conditions, agricultural real estate tax rates, tax credits and other operating expenses, governmental rules, regulations and fiscal policies, acts of God, terrorism, social unrest and civil disturbances. A continued decline in specific commercial agricultural real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial agricultural real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial agricultural real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

In the event of any default under a mortgage or agricultural real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or agricultural real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or agricultural real estate loan borrower, the mortgage or agricultural real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or agricultural real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We may invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has a multifamily or commercial use, such as retail space, office buildings, warehouse property and hotels, and which from time to time include assets or properties owned directly or indirectly by one or more Other Nuveen Accounts. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes. The commercial mortgages underlying CMBS generally face the risks described above in “—We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.”

CMBS may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Concentrated CMBS investments may pose specific risks beyond the control of the Advisor that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond the control of the Advisor relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.

CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

Investments we may make in CMBS may be subject to losses.

Investments we may make in CMBS may be subject to losses. In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equityholder of the property, then by a cash reserve fund or letter of credit, if any, then by the holder of a subordinated loan or B-Note, if any, then by the “first loss” subordinated security holder and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, subordinated loans or B-Notes, and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed security, there would be an increased risk of loss. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic downturns or individual issuer developments.

We may not control the special servicing of the mortgage loans included in the CMBS in which we invest, and, in such cases, the special servicer may take actions that could adversely affect our interests.

With respect to each series of CMBS in which we invest, overall control over the special servicing of the related underlying mortgage loans may be held by a directing certificate-holder, which is appointed by the holders of the most subordinate class of CMBS in such series. We may acquire classes of existing series of CMBS where we will not have the right to appoint the directing certificate-holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate-holder, take actions that could adversely affect our interests.

There are certain risks associated with the insolvency of obligations backing mortgage-backed securities and other investments.

The real estate loans backing the mortgage-backed securities (“MBS”) and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the MBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

There are certain risks associated with MBS interest shortfalls.

Our MBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the MBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a MBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the MBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to MBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a MBS trust until the servicer’s claim is satisfied.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without the Advisor’s consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

We may invest in structured products or similar products that may include structural and legal risks.

We may invest from time to time in structured products, including pools of mortgages, loans and other real estate-related interests. These investments may include debt or equity securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, and/or certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans or other interests. We may also invest in credit risk transfer notes that, while not structured products, face similar risks as structured products because they are debt securities issued by governmental agencies but their value depends in part on a pool of mortgage loans. Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in the subordinated debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We may acquire and sell residential credit investments, which may subject us to legal, regulatory and other risks that could adversely impact our business and financial results.

We may invest directly and indirectly in residential credit investments, which may include performing loans, nonperforming loans, residential mortgage loans and RMBS, which represent interests in pools of residential mortgage loans secured by one to four family residential mortgage loans. Investments in residential credit (including RMBS) are subject to various risks and uncertainties, including credit, market, interest rate, structural and legal risk. These risks may be magnified by volatility in the economy and in real estate markets generally. Any downturn in the U.S. or global economies may adversely affect the financial condition of residential owners and tenants, making it more difficult for them to meet their periodic repayment obligations relating to residential real estate. Residential credits are not traded on an exchange and there may be a limited market for the securities, especially when there is a perceived weakness in the mortgage and real estate market sectors. In addition, interest and principal payments for RMBS are made more frequently than traditional debt securities and the principal of any RMBS may often be prepaid at any time because the underlying residential mortgage loans may be prepaid at any time.

Residential mortgage loans are obligations of the borrowers thereunder only and are not typically insured or guaranteed by any other person or entity, although such loans may be securitized by government agencies and the securities issued may be guaranteed. The rate of defaults and losses on residential mortgage loans will be affected by a number of factors, including general economic conditions and those in the geographic area where the mortgaged property is located, the terms of the mortgage loan, the borrower’s equity in the mortgaged property, and the financial circumstances of the borrower. Certain mortgage loans may be of sub-prime credit quality (i.e., do not meet the customary credit standards of Fannie Mae and Freddie Mac). Delinquencies and liquidation proceedings are more likely with sub-prime mortgage loans than with mortgage loans that satisfy customary credit standards. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited.

Residential mortgage loans in an issue of RMBS may also be subject to various U.S. federal and state laws, foreign laws, public policies and principles of equity that protect consumers which, among other things, may regulate interest rates and other fees, require certain disclosures, require licensing of originators, prohibit discriminatory lending practices, regulate the use of consumer credit information, and regulate debt collection practices. In addition, a number of legislative proposals have been introduced in the United States at the federal, state, and municipal level that are designed to discourage predatory lending practices. Violation of such laws, public policies, and principles may limit the servicer’s ability to collect all or part of the principal or interest on a residential mortgage loan, entitle the borrower to a refund of amounts previously paid by it, or subject the servicer to damages and administrative enforcement. Any such violation could also result in cash flow delays and losses on the related issue of RMBS.

To the extent we invest in RMBS, which may include government mortgage pass-through securities and non-agency RMBS, we will be subject to certain other risks which may adversely affect our results of operations and financial condition.

To the extent we invest in RMBS, our investments will be subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, and interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our investments in RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments. At any one time, a portfolio of RMBS may be backed by residential mortgage loans with disproportionately large aggregate principal amounts secured by properties in only a few states or regions in the United States or in only a few foreign countries. As a result, the residential mortgage loans may be more susceptible to geographic risks relating to such areas, such as adverse economic conditions, adverse political changes, adverse events affecting industries located in such areas and natural hazards affecting such areas, than would be the case for a pool of mortgage loans having more diverse property locations. We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as the Fannie Mae and Freddie Mac and, in the case of the Government National Mortgage Association (“Ginnie Mae”), the U.S. government. In addition, we may invest in government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. Government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

The RMBS and CMBS in which we invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.

The value of RMBS and CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. RMBS and CMBS are also subject to several risks created through the securitization process. Subordinate RMBS and CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate RMBS and CMBS will not be fully paid. Subordinate RMBS and CMBS are also subject to greater credit risk than those RMBS and CMBS that are more highly rated.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

Our investments may not conform to conventional loan standards applied by traditional lenders and may be either not rated or rated as non-investment grade by one or more rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the market value of our common shares. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

We will face risks related to our investments in collateralized debt obligations (“CDOs”).

We may also invest from time to time in CDOs. CDOs include, among other things, collateralized loan obligations (“CLOs”) and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities and volatility in CLO and CDO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt instruments, including junior tranches of CMBS and “mezzanine” or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer’s capital structure. To the extent we invest in subordinated debt of an issuer’s capital structure, including subordinated CMBS bonds or other “mezzanine” debt, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions.

Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments (including mortgage-backed securities) absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. As a result, to the extent we invest in subordinate debt instruments (including mortgage-backed securities), we would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We will face risks related to our investments in mezzanine loans.

Although not directly secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

With most mezzanine loans, the bulk of the loan balance is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a loan will be affected by a borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan may be impaired. Moreover, mezzanine loans are usually non-recourse in nature. Therefore, if a borrower defaults on the loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invests increase, the performance of our investments related thereto may be adversely affected.

B-Notes and A/B Structures may pose additional risks that may adversely affect our results of operations and financial condition.

We may invest in B-notes, which are mortgage loans typically (i) secured by a first mortgage on a commercial property or group of related properties and (ii) subordinated to an A-note portion of the same first mortgage secured by the same collateral (which we would not expect to hold). As a result, if a borrower defaults, there may not be sufficient funds remaining to repay B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. In addition to the risks described above, certain additional risks apply to B-note investments, including those described herein. The B-note portion of a loan is typically small relative to the overall loan, and is in the first loss position. As a means to protect against the holder of the A-note from taking certain actions or, receiving certain benefits to the detriment of the holder of the B-note, the holder of the B-note often (but not always) has the right to purchase the A-note from its holder. If available, this right may not be meaningful to us. For example, we may not have the capital available to protect our B-note interest or purchasing the A-note may alter our overall portfolio and risk/return profile to the detriment of our shareholders. In addition, a B-note may be in the form of a “rake bond.” A “rake bond” is a CMBS backed solely by a single promissory note secured by a mortgaged property, which promissory note is subordinate in right of payment to one or more separate promissory notes secured by the same mortgaged property.

We may invest in a wide range of real estate debt and real estate-related securities pursuant to our broad investment guidelines.

Pursuant to our broad investment guidelines, our real estate debt and real estate-related securities investments may include, but are not limited to, commercial mortgage loans, bank loans, mezzanine loans, other interests relating to real estate, debt of companies in the business of owning and/or operating real estate-related businesses, agency and non-agency RMBS, CMBS, CLOs, CDOs and publicly listed equity securities of real estate and real estate-related companies. The Advisor may also employ new investment techniques or invest in new instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with the investment guidelines and our Declaration of Trust. New investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any new investment technique or instrument developed by us may be more speculative than earlier investment techniques or instruments and may involve material and unanticipated risks. Our board of trustees may also change our investment guidelines without the consent of our shareholders.

We may invest in agricultural real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest in non-controlling preferred equity positions, common equity and other agricultural real estate-related interests. Preferred equity investments generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans, but rank senior to the owners’ common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying agricultural real estate, but upon the occurrence of a default, the preferred equity provider typically (but not always) has the right to effectuate a change of control with respect to the ownership of the property. In addition, equity investments may be illiquid or have limited liquidity due to lock-out periods, limited trading volume or other limitations or prohibitions against their transfer, sale, pledge or disposition, including any necessary registration with the SEC requiring coordination with the issuer for the sale of such securities. Our investments in agricultural real estate-related equity securities will involve risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of agricultural real estate-related equity securities are subject to their own operating and other expenses and may be subject to a management fee and/or performance-based compensation (e.g., promote), which we as equityholders will indirectly bear. Issuers of agricultural real estate-related common equity securities generally invest in agricultural real estate or agricultural real estate-related assets and are subject to the inherent risks associated with agricultural real estate discussed in “—Risks Related to Our Business and Operations.”

We may invest in agricultural real estate corporate debt, which consists of secured and unsecured obligations issued by companies in the business of owning and/or operating agricultural real estate-related businesses.

We may invest in corporate debt obligations of varying maturities issued by U.S. and foreign corporations and other business entities, which may include loans, corporate bonds, debentures, notes and other similar corporate debt instruments, including convertible securities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures, money market instruments and similar instruments and securities. Corporate debt is generally used by corporations and other issuers to borrow money from investors. The issuer pays the investor a rate of interest and normally must repay the amount borrowed on or before maturity. The rate of interest on corporate debt may be fixed, floating or variable, and may vary inversely with respect to a reference rate. The rate of return or return of principal on some debt obligations may be linked or indexed to the level of exchange rates between the U.S. dollar and a foreign currency or currencies. Debt instruments may be acquired with warrants attached. Certain bonds are “perpetual” in that they have no maturity date.

Our investments in agricultural real estate-related corporate credit are subject to a number of risks, including interest rate risk, credit risk, high yield risk, issuer risk, foreign (non-U.S.) investment risk, inflation/deflation risk, liquidity risk, smaller company risk and management risk. We generally will not have direct recourse to agricultural real estate assets owned or operated by the issuers of the corporate debt obligations that we invest in and the value of such corporate debt obligations may be impacted by numerous factors and may not be closely tied to the value of the agricultural real estate held by the corporate issuer.

We may invest in equity of other REITs that invest in agricultural real estate or agricultural real estate debt as one of their core businesses and other agricultural real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common shares.

REITs that invest primarily in agricultural real estate or agricultural real estate debt are subject to the risks of the agricultural real estate market, the agricultural real estate debt market and the securities market.

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in agricultural REITs and agricultural real estate-related companies involves certain unique risks in addition to those risks associated with investing in the agricultural real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common shares. REITs depend generally on their ability to generate cash flow to make distributions to shareholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our shareholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for the favorable tax treatment accorded to REITs.

REITs (especially mortgage REITs) are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain agricultural REITs and agricultural real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. Agricultural REITs and agricultural real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

Risks Related to Our Relationship with Our Advisor and the Advisory Agreement

We depend on the Advisor to select our agricultural investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisor could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Advisor in the acquisition and management of our agricultural real estate portfolio and our corporate operations, as well as the persons and firms the Advisor retains to provide services on our behalf. The Advisor may suffer or become distracted by adverse financial or operational problems in connection with Nuveen’s (or its affiliate’s) businesses and activities unrelated to us and over which we have no control. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.

The Advisor’s inability to retain the services of key professionals could hurt our performance.

The Advisor’s power to approve the acquisition of a particular investment, finance or refinance any new or existing investment or dispose of an existing investment rests with the Advisor’s investment committee (the “Investment Committee”) or the Investment Committee may delegate such power to particular professionals employed by the Advisor, depending on the size and type of the investment. Accordingly, our success depends to a significant degree upon the contributions of certain key professionals employed by the Advisor, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, agricultural real estate investment companies, agricultural real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with the us or the Advisor, particularly in light of our perpetual-life nature, or that replacements will perform well. If any of these persons were to cease their association with us, our operating results could suffer. Although there are key professionals employed by the Advisor, we believe the “key person” concept to be inapplicable to our structure as a perpetual-life REIT and do not maintain key person life insurance on any person. Our future success depends, in large part, upon the Advisor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Advisor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

We pay management fees and expenses to our Advisor and performance participations to the Special Limited Partner, which payments increase the risk that shareholders will not earn a profit on their investment.

Pursuant to the Advisory Agreement, we pay significant fees to our Advisor, and the Special Limited Partner holds a significant performance participation interest. These payments may reduce our total return.

The management fee payable to our Advisor pursuant to the Advisory Agreement is payable regardless of the performance of our portfolio, which may reduce our Advisor’s incentive to devote the time and effort increasing our total return.

Because the management fee and performance participation are based on our NAV, the Advisor may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Advisor and/or the intermediary manager, if any, may also be incentivized to sell more of our common shares to increase aggregate NAV, which would, in each case, increase amounts payable to the Advisor and the Special Limited Partner, but may make it more difficult for us to efficiently deploy new capital. In addition, we are required to reimburse the Advisor or its affiliates for certain costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by the Advisor under our Advisory Agreement. Accordingly, to the extent that the Advisor retains other parties to provide services to us, expenses allocable to us will increase.

There are conflicts of interest in our relationships with our Advisor, which could result in outcomes that are not in our best interests.

We are subject to conflicts of interest arising out of our relationship with our Advisor. Pursuant to the Advisory Agreement, our Advisor is obligated to supply us with our management team. However, our Advisor is not obligated to dedicate any specific personnel exclusively to us. The Nuveen personnel provided to us by our Advisor are not obligated to dedicate any specific portion of their time to the management of our business. Additionally, our Advisor is an indirect wholly owned subsidiary of Nuveen.

We may acquire or sell agricultural properties in which Nuveen or its affiliates have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our independent trustees.

Additionally, we may engage in transactions directly with Nuveen, our Advisor or their affiliates, subject to any requirements in our organizational documents. When we acquire an agricultural property from Nuveen or one of its affiliates, including in connection with the acquisition of the Initial Portfolio, or sell a property to Nuveen or one of its affiliates, the purchase price we pay to Nuveen or one of its affiliates or the purchase price paid to us by Nuveen or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’-length negotiations with an unaffiliated third party. Nuveen will face conflicts of interest in determining this purchase price and there is no assurance that any conflict will be resolved in our favor.

Additionally, Nuveen sponsors investment funds and intends to sponsor investment funds in the future and the economic terms of such funds may be more advantageous to Nuveen than the economic terms received by the Advisor. As such, Nuveen may be incentivized to prioritize the acquisition or disposition of any agricultural properties by such future funds over those of the Company.

Nuveen also faces conflicts of interest with respect to any private offering. As our NAV grows the Advisor’s management fee will grow as well and there will also be the potential for a larger incentive fee. This may incentivize Nuveen to continue our offering even at times when it is not otherwise beneficial to us.

Our Advisor’s liability is limited under the Advisory Agreement, and we have agreed to indemnify our Advisor against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which our Advisor would not be liable.

Pursuant to the Advisory Agreement, our Advisor will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of trustees in following or declining to follow its directives. Our Advisor maintains a contractual, as opposed to a fiduciary relationship, with us. Under the terms of the Advisory Agreement, our Advisor, its officers, members and personnel, any person controlling or controlled by our Advisor and any person providing sub-advisory services to our Advisor will not be liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Advisory Agreement, except those resulting from acts or omissions by such persons constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Advisor’s duties under the Advisory Agreement.

In addition, we have agreed to indemnify our Advisor and each of its officers, trustees, members, Advisors and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Advisory Agreement, except where attributable to criminal conduct, willful misfeasance, bad faith, gross negligence in or reckless disregard of the performance of the Advisor’s duties under the Advisory Agreement. As a result, we could experience unfavorable operating results or incur losses for which our Advisor would not be liable.

Termination of the Advisory Agreement without cause could be difficult and costly and may cause us to be unable to execute our business plan, which could materially and adversely affect us.

If we fail to renew the Advisory Agreement or the Advisory Agreement is terminated, our Advisor’s obligation to provide us with our executive officers and personnel upon whom we rely for the operation of our business will end. As a result, the termination of the Advisory Agreement could materially and adversely affect us and may inhibit change of control transactions that may be in the interest of our non-Nuveen affiliated shareholders.

If our Advisor ceases to be our Advisor pursuant to the Advisory Agreement, counterparties to our agreements may cease doing business with us.

If our Advisor ceases to be our Advisor, it could constitute an event of default or early termination event under financing and other agreements we may enter into in the future, upon which our counterparties may have the right to terminate their agreements with us. If our Advisor ceases to be our Advisor for any reason, including upon the non-renewal of the Advisory Agreement, our business and our ability to make distributions to our shareholders may be materially and adversely affected.

The Advisor and its affiliates, including our officers and some of our trustees, may face conflicts of interest caused by payment arrangements with us and our affiliates, which could result in increased risk-taking by us.

Certain investment advisers and other indirect subsidiaries of Nuveen will receive substantial fees from us in return for their services, including certain incentive fees based on the amount of appreciation of our agricultural investments. These fees could influence the advice provided to us. Generally, the more equity we sell in offerings and the greater the risk assumed by us with respect to our agricultural investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the intermediary manager, if any, and our Advisor. These payment arrangements could affect our Advisor’s or its affiliates’ judgment with respect to offerings of equity and investments made by us, which allow our Advisor or its affiliates to earn increased fees.

The time and resources that individuals associated with our Advisor devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Advisor nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of agricultural investments that we target.

Nuveen is not prohibited from raising money for and managing future investment entities, in addition to the Nuveen clients, that make the same or similar types of agricultural investments as those we target. As a result, the time and resources that our Advisor devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Advisor or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Investment Committee are officers of Nuveen and will devote a portion of their time to the operations of Nuveen, including with respect to public company compliance, investor relations and other matters.

The Advisor and its affiliates may face conflicts of interest with respect to services performed for issuers to which we may have exposure as landlord.

Our Advisor and its affiliates may provide a broad range of financial services to companies that may be our tenants, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payment received by our Advisor or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may enter into sale leaseback transactions with companies in which Other Nuveen Accounts provide lending or hold a minority interest. In the event of a restructuring, such Other Nuveen Accounts would be a secured lender of the Company and we would be an unsecured lender. The Advisor could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in the best interest of the Company. While the Advisor will seek to resolve any such conflicts in a fair and reasonable manner in accordance with its prevailing policies and procedures with respect to conflicts resolution among the Other Nuveen Accounts, such transactions are not required to be presented to the Company’s board of trustees for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in the Company’s favor.

The Advisor or its affiliates may have incentives to favor their respective other accounts and clients and/or Nuveen over us, which may result in conflicts of interest that could be harmful to us.

Because our Advisor and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), certain conflicts of interest are present. For instance, our Advisor and its affiliates may receive asset management performance-based or other fees from certain accounts that are higher than the fees received by our Advisor from us. In addition, certain members of the Investment Committee and other executives and employees of our Advisor will hold and receive interests in Nuveen and its affiliates, in addition to cash and carried interest. In these instances, a portfolio manager for our Advisor may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Nuveen. In addition, a conflict of interest exists to the extent our Advisor, its affiliates, or any of their respective executives, portfolio managers or employees have personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Advisor’s or its affiliates’ employee benefit plans. In these circumstances, our Advisor has an incentive to favor these other investment companies or accounts over us. Finally, the Advisor will face conflicts of interest in connection with the acquisition of our Initial Portfolio from Other Nuveen Accounts. At such time as any future initial investments are approved by our board of trustees, they will be based in part on independent appraisals, and the purchase price paid and the timing of the various acquisitions will impact the performance-based fees that the Advisor is entitled to receive from such Other Nuveen Accounts, which could incentivize the Advisor to cause us to acquire such assets at higher prices or acquire assets at inopportune times. Our board of trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

Our fee structure may create incentives for our Advisor to make speculative agricultural investments.

The performance participation allocation payable by us to the Special Limited Partner may create an incentive for our Advisor to make agricultural investments on our behalf that are risky or more speculative than would be the case in the absence of such payment arrangements. The way in which the performance participation allocation is determined may encourage our Advisor to use leverage to increase the leveraged return on our investment portfolio.

We may compete for capital and investment opportunities with other entities managed by our Advisor or its affiliates, subjecting our Advisor to certain conflicts of interest.

Our Advisor will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by our Advisor and its affiliates; payment to our Advisor; services that may be provided by our Advisor and its affiliates to issuers in which we may invest; agricultural investments by us and other clients of our Advisor; the formation of additional investment funds managed by our Advisor; differing recommendations given by our Advisor to us versus other clients; our Advisor’s use of information gained from issuers in our portfolio for agricultural investments by other clients, subject to applicable law; and restrictions on our Advisor’s use of “inside information” with respect to potential agricultural investments by us.

Specifically, we may co-invest in and/or compete for agricultural investments with the Other Nuveen Accounts, subjecting our Advisor and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending agricultural investments on our behalf. To mitigate these conflicts, Nuveen will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and reasonable basis and in accordance with the Nuveen’s investment allocation policy in effect at the time (and subject to change), taking into account such factors as the relative amounts of capital available for new agricultural investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate; each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.

Nuveen’s allocation policy seeks to ensure equitable allocation of investment opportunities between us and Other Nuveen Accounts.

Actions by our Advisor or its affiliates on behalf of their other accounts and clients may be adverse to us and our agricultural investments and harmful to us.

The Advisor and its affiliates manage assets for accounts other than us, including, but not limited to, the Nuveen clients. Actions taken by the Advisor and its affiliates on behalf of the Nuveen clients may be adverse to us and our agricultural investments, which could harm our performance. Decisions made with respect to the securities held by one of the Nuveen clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by Other Nuveen Accounts. While the Advisor and its affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the agricultural investments to occur in the first instance or their judgment on how to minimize the conflict could be challenged. If the Advisor and its affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.

Our access to confidential information may restrict our ability to take action with respect to some agricultural investments, which, in turn, may negatively affect our results of operations.

We, directly or through our Advisor, may obtain confidential information about the companies that become our tenants or be deemed to have such confidential information. Our Advisor may come into possession of material, non-public information through its members, officers, trustees, employees, principals or affiliates. In addition, Nuveen clients may invest in entities that manage companies that are our tenants and, as a result, may obtain additional confidential information about such companies. The possession of such information may, to our detriment, limit the ability of us and our Advisor to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Advisor or its affiliates may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Advisor come into possession of material non-public information with respect to our agricultural investments, such personnel will be restricted by our Advisor’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Advisor to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Advisor in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Advisor will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Advisor or Nuveen.

The recommendations given to us by our Advisor may differ from those rendered to their other clients.

Our Advisor and its affiliates may give advice and recommend an investment to other clients which may differ from advice given to, or agricultural investments recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organization and Structure

Our shareholders generally have limited voting rights.

As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present on (a) amendments to our Declaration of Trust that would materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (b) a merger, consolidation, conversion (other than a Conversion Event or as otherwise provided in our Declaration of Trust), or transfer of all or substantially all of our assets as provided in our Declaration of Trust, (c) removal of a trustee for “cause” and the election of a successor trustee to the extent provided in our Declaration of Trust, (d) in the event that there are no trustees, the election of trustees and (e) such other matters that our board of trustees have submitted to our shareholders for approval or ratification.

The affirmative vote of a plurality of the total votes cast in the election of a trustee is generally required to elect any trustee, and the affirmative vote of a majority of the votes cast at a meeting of shareholders duly called and at which a quorum is present is generally sufficient to approve any other matter that may properly come before the shareholders at such meeting (other than the removal of a trustee for “cause”, which requires the affirmative vote of shareholders entitled to cast at least two-thirds of the votes entitled to be cast on such matter).

All other matters are subject to the discretion of our board of trustees. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of common shares do not have the right to vote on any matter.

Our Declaration of Trust does not provide for the annual election of trustees by our shareholders, and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

Our Declaration of Trust provides that shareholders are only entitled to elect trustees upon the removal of a trustee by shareholders (unless the trustee so removed was designated by Nuveen pursuant to the Declaration of Trust) or in the event there are no trustees. A trustee may be removed by our shareholders only for “cause” (as defined in our Declaration of Trust), and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of the votes entitled to be cast on such matter in accordance with our Declaration of Trust.

Our Bylaws provide that any vacancy on our board of trustees (other than vacancies resulting from shareholder removal of a trustee for “cause” or vacancies among the independent trustees) may be filled only by a vote of a majority of the remaining trustees, even if the remaining trustees do not constitute a quorum. Independent trustee vacancies shall be filled by a majority of the remaining independent trustees, except where removed for cause by the shareholders. For so long as Nuveen or its affiliate acts as investment advisor or manager to us, Nuveen has the right to designate a number of trustees for election to our board of trustees, which number will initially be one (each, a “Nuveen Designee”); provided, that if the number of trustees constituting our board of trustees is increased or decreased, the number of Designees will be increased or decreased proportionately (but in no event will the number of Nuveen Designees (a) equal or exceed 50% of the total size of our board of trustees or (b) be less than one). Our board of trustees must also consult with Nuveen in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee (other than in connection with a removal of a trustee for “cause” by shareholders in accordance with our Declaration of Trust). If the vacancy resulting from shareholder removal of a trustee for “cause” was a trustee designated by Nuveen, Nuveen has the exclusive right to designate a successor trustee for election to our board of trustees.

These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control.

The ownership limits that apply to REITs, as prescribed by the Code and by our Declaration of Trust, may restrict our business combination opportunities.

Our Declaration of Trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exception is granted by our board of trustees, no person may own more than 9.8% in value or in number, whichever is more restrictive, of our outstanding common shares, or 9.8% in value or in number, whichever is more restrictive, of the aggregate of all our shares of beneficial interest. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, or an extraordinary transaction (such as a merger, tender offer or transfer of all or substantially all of our assets) that might provide a premium to the purchase price of our shares for our shareholders.

Our Declaration of Trust permits our board of trustees to authorize us to issue preferred shares on terms that may be senior to the rights of the holders of our current common shares or discourage a third party from acquiring us.

Our board of trustees is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Further, our board of trustees may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our board of trustees could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.

Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons, which could reduce your and our recovery against them if they cause us to incur losses.

Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of our trustees and officers for monetary damages to the maximum extent permitted by Maryland law. Maryland law and our Declaration of Trust also provide that we shall indemnify each trustee, each officer, Nuveen, the Advisor and each equityholder, member, manager, trustee, officer, employee or agent of any trustee or our board of trustees (each a “Covered Person”), including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, we shall, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status, provided that, in the case of a Covered Person, we shall have received (a) a written affirmation by the Covered Person of the Covered Person’s good faith belief that the Covered Person has met the applicable standard of conduct necessary for indemnification and (b) a written undertaking by or on behalf of the Covered Person to repay the amount paid or reimbursed by us if it shall ultimately be determined that the applicable standard of conduct was not met. We are not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (i) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (A) approved or authorized by our board of trustees or (B) incurred to establish or enforce such person’s right to indemnification under the Declaration of Trust, or (ii) in connection with any claim with respect to which such person is found to be liable to us. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if such state court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to bring a claim in a judicial forum that the shareholders believe is a more favorable judicial forum for disputes with us or our trustees, officers or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if such state court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division will, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law; (b) any derivative action or proceeding brought on our behalf, other than actions arising under United States federal securities laws; (c) any action asserting a claim of breach of any duty owed by any trustee or officer or other agent of ours to us or to our shareholders; (d) any action asserting a claim against us or any of our trustees, officers or other agents arising pursuant to any provision of the Maryland Statutory Trust Act (the “MSTA”) or our Declaration of Trust or bylaws; or (e) any other action asserting a claim against us or any of our trustees or officers or other agents that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. This provision may limit a shareholder’s ability to bring a claim in a judicial forum that it believes is more favorable for disputes against us or our trustees, officers or employees, which may discourage such lawsuits against us and our trustees, officers and other employees.

Conflicts of interest could arise between the interests of our shareholders and the interests of holders of OP Units in our Operating Partnership, which may impede business decisions that could benefit our shareholders.

Conflicts of interest could arise as a result of the relationships between us, on the one hand, and our Operating Partnership or any limited partner thereof, on the other. Our trustees and officers have certain legal duties to us under applicable Maryland law. At the same time, we, as the sole general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our duties as the general partner of our Operating Partnership and its limited partners may come into conflict with the duties of our trustees and officers to the Company.

Unless otherwise provided for in a partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The partnership agreement will provide that, in the event of a conflict between the interests of the shareholders, on the one hand, and the separate interests of the limited partners of our Operating Partnership, on the other hand, we, in our capacity as the general partner shall endeavor in good faith to resolve the conflict in a manner not adverse to either the shareholders or the limited partners of our Operating Partnership and, in the event of such a conflict that cannot be resolved in a manner not adverse to both us, as the general partner, and the shareholders and to the limited partners of our Operating Partnership, may be resolved in favor of us, as the general partner, and the shareholders, and any action or failure to act on our part as the general partner of our Operating Partnership that gives priority to the separate interests of us, as the general partner, or our shareholders that does not result in a violation of the contract rights of the limited partners under the partnership agreement, does not violate any duty owed by us, as the general partner, to the Operating Partnership and/or its partners or violate the obligation of good faith and fair dealing. The partnership agreement further will provide that to the extent that we, in our capacity as the general partner of our Operating Partnership, have duties (including fiduciary duties) and liabilities relating thereto to the Operating Partnership or the limited partners of the Operating Partnership, we, as the general partner, shall not be liable to the Operating Partnership or to any other partners for all actions taken in good faith.

Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.

Effective upon the completion of the private offering, we will adopt a policy providing that any transaction in which our trustees, officers or employees have a material direct or indirect pecuniary interest in must be approved by a majority of our disinterested trustees. Other than this policy, however, we may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.

Our Declaration of Trust contains a provision that expressly permits Nuveen and its affiliates and our trustees and officers affiliated with Nuveen to pursue transactions that may be competitive with, or complementary to, our business.

Nuveen is in the business of making investments in agricultural real estate and agricultural real estate-related enterprises and is under no obligation to engage in any transactions with us, to present any acquisition opportunities to us or to assist us in any way. Nuveen may compete with us for investments in agricultural properties and for tenants, and there is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Our Declaration of Trust provides that if Nuveen, any of its affiliates or any of our trustees or officers who is also an officer, employee or agent of Nuveen or any of its affiliates, acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered or to participate in, such business opportunity. Accordingly, Nuveen and its affiliates and our trustees and officers who is also an officer, employee or agent of Nuveen or any of its affiliates may exploit any business opportunity or direct such opportunity to any person or entity other than us, including acquisition opportunities that may be competitive with, or complementary to, our business. As a result, those acquisition opportunities may not be available to us and could materially and adversely affect our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.

Our board of trustees may change our major corporate, investment and financing policies without shareholder approval and those changes may materially and adversely affect our business, financial condition, results of operations and cash flows.

Our board of trustees will determine and may alter or eliminate our major corporate policies, including our acquisition, investment, financing, growth, operations and distribution policies and whether to maintain our status as a REIT. While our shareholders have the power to remove trustees in certain situations, our shareholders will have limited direct control over changes in our policies and those changes could materially and adversely affect our business, financial condition, results of operations, cash flows, the NAV of our shares and our ability to satisfy our debt obligations and to make distributions to our shareholders.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We believe that we will operate in a manner that enables us to meet the requirements for qualification and taxation as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

●	we would be taxed as a regular domestic corporation, which under current laws would result in, among other things, our being unable to deduct distributions to shareholders in computing taxable income and being subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates;

●	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

●	unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to shareholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

●	we generally would not be eligible to re-elect to be taxed as a REIT for the subsequent four full taxable years.
60

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the value of our common shares.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our common shares. Further changes to the tax laws are possible. In particular, the federal income taxation of REITs may be modified, possible with retroactive effect, by legislative, administrative or judicial action at any time.

We cannot assure shareholders that further changes to the tax laws will not adversely affect the taxation of our shareholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Shareholders are urged to consult with their tax advisors with respect to the impact of these legislative changes on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a “C” corporation rather than as a REIT. As a result, our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT.

We may not satisfy our distribution requirements with “preferential dividends.”

If we are not a “publicly offered REIT” for U.S. federal income tax purposes, then in order for distributions to be counted as satisfying the annual distribution requirement applicable to REITs, and to give rise to a tax deduction by us, the distributions must not be “preferential dividends.” We expect to be a “publicly offered REIT” for U.S. federal income tax purposes as of the Initial Closing. A dividend is not a preferential dividend if the distribution is (i) pro rata among all outstanding shares within a particular class and (ii) in accordance with any preferences among different classes of shares as set forth in our organizational documents. There is no controlling authority addressing a REIT that has different classes of shares that bear different management fees and shareholder servicing fees such as the Class A-I, Class A-II, Class S and Class D Shares, and Class I Shares, and if we are not a “publicly offered REIT”, the IRS could assert that such differences cause distributions to be preferential dividends. Although we believe we will be a “publicly offered REIT” as of the Initial Closing, no assurance can be given that regard. If we are not a “publicly offered REIT” as of the Initial Closing and the IRS were to successfully assert that our distributions are preferential dividends, we could fail to qualify for taxation as a REIT or could be required to pay penalty taxes or additional distributions and interest charges in order to maintain our qualification for taxation as a REIT.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our shareholders dividends equal to at least 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. Our taxable income will include our allocable share of any taxable income from partnerships (including investment funds and joint ventures that are treated as partnerships for federal income tax purposes) without regard to the amount, if any, of distributions we receive from such partnerships. We will be subject to regular corporate income taxes on any undistributed taxable income each year including undistributed net capital gain. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our shareholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forgo otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce overall shareholder returns.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our shares and the amounts we distribute to our shareholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets, government securities and securities of our taxable REIT subsidiaries), generally cannot include more than 10% of the voting securities (other than securities that qualify for the “straight debt” safe harbor) of any one issuer or more than 10% of the value of the outstanding securities. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on profits, the borrower’s discretion, or similar factors. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% (25% for 2026 and future taxable years) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries, and no more than 25% of our assets may be represented by “nonqualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must dispose of a portion of our assets within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions in order to avoid losing our REIT qualification and suffering adverse tax consequences. In order to satisfy these requirements and maintain our qualification as a REIT, we may be forced to liquidate assets from our portfolio or not make otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Our Declaration of Trust does not permit any person or group to own more than 9.8%, in value or number of shares, whichever is more restrictive, of our outstanding common shares or of our outstanding shares of beneficial interest of all classes or series, and attempts to acquire our common shares or our shares of beneficial interest of all other classes or series in excess of these 9.8% limits would not be effective without an exemption (effective prospectively or retroactively) from these limits by our board of trustees.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding shares may be owned directly or indirectly, by five or fewer individuals (including entities treated as individuals for this purpose) at any time during the last half of each taxable year after the first year for which we elect to be taxed as a REIT. Our Declaration of Trust prohibits beneficial or constructive ownership by any person or group of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common shares or 9.8% in value or number of shares, whichever is more restrictive, of our outstanding shares of beneficial interest of all classes or series, which we refer to as the “ownership limits.” Our Declaration of Trust permits our board of trustees to grant exemptions from the ownership limits and establish alternative ownership limits if various conditions designed to ensure our continuing ability to qualify as a REIT are satisfied. The constructive ownership rules under the Code and our Declaration of Trust are complex and may cause shares owned by a group of related persons to be treated as owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common shares or our shares of beneficial interest by a person could cause another person to be treated as owning in excess of 9.8% of our common shares or our shares of beneficial interest, respectively, and thus violate the ownership limits. There can be no assurance that our board of trustees, as permitted in the Declaration of Trust, will not decrease the ownership limits in the future. Any attempt to own or transfer our common shares or shares of beneficial interest in excess of an ownership limit without the consent of our board of trustees will result either in the shares in excess of the ownership limits being transferred by operation of the Declaration of Trust to a charitable trust or in the transfer being void.

The ownership limits may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our shareholders or would result in receipt of a premium to the price of our common shares (and even if such change in control would not reasonably jeopardize our REIT status).

Non-U.S. holders may be required to file U.S. federal income tax returns and pay U.S. federal income tax upon their disposition of shares of our common shares or upon their receipt of certain distributions from us.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that disposes of a “U.S. real property interest” (“USRPI”) (which includes shares of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Subject to certain exceptions, FIRPTA gains must be reported on U.S. federal income tax returns and are taxable at regular U.S. federal income tax rates. Such tax does not apply, however, to gain on the disposition of shares in a REIT that is “domestically controlled.” Generally, a REIT is domestically controlled if less than 50% of its shares, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire time period of the REIT’s existence. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. holder on certain dispositions of our common shares (including repurchases) would be subject to tax under FIRPTA, unless (1) our common shares were regularly traded on an established securities market and (2) the non-U.S. holder did not, at any time during a specified testing period, hold more than 10% of our common shares. We do not expect our shares to be regularly traded on an established securities market. Final Treasury regulations that are effective as of April 25, 2024 (the “Final Regulations”), modify prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our shareholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if it is able to satisfy certain requirements, including not undergoing a significant change in its ownership and not acquiring a significant amount of new USRPIs, in each case since April 24, 2024, the date the Final Regulations were issued Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules.

Even if we are domestically controlled, a non-U.S. holder, other than a “qualified shareholder” or a “qualified foreign pension fund,” that receives a distribution from us that is attributable to gains from the disposition of a USRPI as described above, including in connection with a repurchase of our common shares, is generally subject to U.S. federal income tax under FIRPTA to the extent such distribution is attributable to gains from such disposition, regardless of whether the difference between the fair market value and the tax basis of the USRPI giving rise to such gains is attributable to periods prior to or during such non-U.S. holder’s ownership of our common shares, unless the relevant class of shares is regularly traded on an established securities market in the United States and such non-U.S. holder did not own more than 10% of such class at any time during the one-year period ending on the date of such distribution. In addition, a repurchase of our common shares, to the extent not treated as a sale or exchange, may be subject to withholding as an ordinary dividend.

We seek to act in the best interests of our company as a whole and not in consideration of the particular tax consequences to any specific holder of our shares. Potential non-U.S. holders should inform themselves as to the U.S. tax consequences, and the tax consequences within the countries of their citizenship, residence, domicile, and place of business, with respect to the purchase, ownership and disposition of our common shares.

We may incur tax liabilities that would reduce our cash available for distribution to shareholders.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Similarly, if we were to fail a gross income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the gross income test requirements. It is possible that we may not make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax we paid on the amount of undistributed capital gain that we designate. However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries. Any taxes we pay directly or indirectly will reduce our cash available for distribution to shareholders.

Restrictions on deduction of our interest expense could prevent us from satisfying the REIT distribution requirements and avoiding incurring income or excise taxes.

Rules enacted as part of the Recent Tax Legislation may limit our ability (and the ability of entities that are not treated as disregarded entities for U.S. federal income tax purposes and in which we hold an interest) to deduct interest expense. The deduction for business interest expense may be limited to the amount of the taxpayer’s business interest income plus 30% of the taxpayer’s “adjusted taxable income” unless the taxpayer’s gross receipts do not exceed $25 million per year during the applicable testing period or the taxpayer qualifies to elect and elects to be treated as an “electing real property trade or business.” A taxpayer’s adjusted taxable income will start with its taxable income and add back items of non-business income and expense, business interest income and business interest expense, net operating losses and any deductions for “qualified business income.” A taxpayer that is exempt from the interest expense limitations as an electing real property trade or business is ineligible for certain expensing benefits and is subject to less favorable depreciation rules for real property. The rules for business interest expense apply to us and at the level of each entity in which or through which we invest that is not a disregarded entity for U.S. federal income tax purposes. To the extent that our interest expense is not deductible, our taxable income will be increased, as will our REIT distribution requirements and the amounts we need to distribute to avoid incurring income and excise taxes.

Our board of trustees is authorized to revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.

Our Declaration of Trust authorizes our board of trustees to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interests to qualify as a REIT. Our board of trustees has fiduciary duties to us and could only cause such changes in our tax treatment if it determines that such changes are in our best interests. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may cause a reduction in the total return to our shareholders.

You may have current tax liability on distributions you elect to reinvest in our common shares.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividend income could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares. However, non-corporate U.S. taxpayers may be entitled to claim a deduction in determining their taxable income of up to 20% of qualified REIT dividends (which are dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us).

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may invest in mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the asset and gross income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

If the Operating Partnership failed to qualify as a partnership or is not disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of the Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes and treat it as taxable as a corporation, it would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate income tax on our income, which would substantially reduce our cash available to pay distributions and the yield on any shareholder investment.

Our TRSs are subject to special rules that may result in increased taxes.

We may conduct certain activities and invest in assets through one or more TRSs. A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. Other than some activities relating to management of hotel and health care properties, a TRS may generally engage in any business, including the provision of services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation.

No more than 20% (25% for 2026 and future taxable years) of the value of our total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. In addition, as a REIT, we must pay a 100% penalty tax on certain IRS adjustments to payments that we make or receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. We intend to structure transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above; however, the IRS may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the 75% and 95% gross income tests if: (i) the instrument (A) hedges interest rate risk or foreign currency exposure on liabilities used to carry or acquire real estate assets, (B) hedges risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests or (C) hedges a position entered into pursuant to clause (A) or (B) after the extinguishment of such liability or disposition of the asset producing such income; and (ii) such instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

REIT distribution requirements limit our available cash.

As a REIT, we will be subject to annual distribution requirements. The Operating Partnership will pay distributions intended to enable us to satisfy our distribution requirements. This will limit the amount of cash available for other business purposes, including amounts to fund our growth. We will generally be required to distribute annually at least 90% of our “real estate investment trust taxable income,” which is generally equivalent to net taxable ordinary income, determined without regard to the dividends paid deduction and excluding any net capital gain, in order for our distributed earnings not to be subject to U.S. federal corporate income tax. In addition, we will be required to distribute 100% of our taxable income and capital gains in order not to be subject to corporate-level tax on undistributed income. We intend to make distributions to our shareholders to comply with the requirements applicable to REITs under the Code and to generally avoid corporate-level tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to make such distributions.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the IRS will not challenge our characterization of any sale-leaseback transactions. If any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “gross income tests” and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirements for a taxable year.

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on a shareholder’s investment.

Our ability to dispose of property is restricted as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through a subsidiary entity, including our Operating Partnership, but excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless a safe harbor applies under the Code. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a TRS, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a TRS, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Code. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business or that a safe harbor will apply.

Special ERISA considerations relating to benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to be “plan assets” of any Benefit Plan Investor for purposes of ERISA or Section 4975 of the Code. In this regard, until such time as each class of the shares are considered “publicly-offered securities” (within the meaning of the Plan Asset Regulations), the REIT intends to use reasonable efforts to (a) organize and operate the REIT so as to qualify as a VCOC or REOC (each, as defined in the Plan Asset Regulations) or (b) limit investment in each class of shares by Benefit Plan Investors to less than 25% of the total value of such class of shares (determined in accordance with the Plan Asset Regulations). Accordingly, the Advisor will have the power to take certain actions to avoid having the assets of the REIT characterized as “plan assets,” including, without limitation, placing restrictions on share purchases, redemptions and participation in the distribution reinvestment plan, and requiring a shareholder to dispose of all or part of its shares.

If, notwithstanding our intent, assets of the Company were deemed to be “plan assets” for purposes of ERISA or Section 4975 of the Code, this would result, among other things, in (a) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (b) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Advisor and/or any other “party in interest” or “disqualified person” that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100% of the amount involved. Fiduciaries of Benefit Plan Investors who decide to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisor. With respect to a Benefit Plan Investor that is an individual retirement account (“IRA”) that invests in the Company, the occurrence of a prohibited transaction could cause the IRA to lose its tax-exempt status.

The fiduciary of each prospective investor that is a Plan must independently determine that our shares are an appropriate investment, taking into account the fiduciary’s obligations under ERISA, the Code and applicable Similar Laws, and the facts and circumstances of such investing Plan.

Risks Related to the Private Offering and Ownership of Our Shares

The cash available for distribution to shareholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.

All distributions will be made at the discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our REIT qualification, limitations under Maryland law and other factors as our board of trustees may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital generally is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that such distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such shares. See “Material U.S. Federal Income Tax Considerations—Taxation of U.S. Holders of Our Common Shares—Distributions Generally.” If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

Our use of OP Units as consideration to acquire agricultural properties could result in shareholder dilution or limit our ability to sell such agricultural properties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may acquire agricultural properties or portfolios of agricultural properties through tax deferred contribution transactions in exchange for OP Units, which may result in shareholder dilution. The value attributable to such OP Units will be determined based on negotiations with the property seller and, therefore, may not reflect the fair market value of such OP Units if a public market for such OP Units existed. If the value of such OP Units is greater than the value of the related property, shareholder interest in us may be diluted. Additionally, this acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired agricultural properties and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired agricultural properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell agricultural properties at a time, or on terms, that would be favorable absent such restrictions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Shareholders may be restricted from acquiring or transferring certain amounts of our shares.

The share ownership restrictions of the Code for REITs and the 9.8% share ownership limits in our Declaration of Trust may inhibit market activity in our shares and restrict our business combination opportunities.

To qualify as a REIT, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year, and the shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year.

Our Declaration of Trust, with certain exceptions, requires our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our Declaration of Trust prohibits any person from beneficially or constructively owning (a) more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding common shares or (b) more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our shares of all classes or series, or such other percentages determined by our board of trustees in accordance with our Declaration of Trust. Our board of trustees may not grant an exemption from this restriction to any person if such exemption would result in our being “closely held” within the meaning of Section 856(h) of the Code or otherwise failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of trustees determines that it is no longer in our best interests to continue to qualify as a REIT.

Shareholder interest in us will be diluted if we issue additional shares. Shareholder interest in our assets will also be diluted if the Operating Partnership issues additional units. Holders of our shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue an unlimited number of shares of beneficial interest, par value $0.01 per share, including an unlimited number of common shares, of which an unlimited number of shares are classified as Class S Shares, an unlimited number of shares are classified as Class D Shares, and an unlimited number of shares are classified as Class I Shares, and an unlimited number of preferred shares. In addition, our board of trustees may amend our Declaration of Trust from time to time to decrease the aggregate number of authorized shares or the number of authorized shares of any class or series without shareholder approval. After shareholders purchase shares in any private offering, our board of trustees may elect, without shareholder approval, to: (a) sell additional shares in this or future offerings; (b) issue common shares or OP Units in any private offerings; (c) issue common shares or OP Units upon the exercise of the options we may grant to our independent trustees, officers, or future employees; (d) issue common shares or OP Units to the Advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; (e) issue common shares or OP Units to sellers of agricultural properties we acquire; or (f) issue equity incentives to certain employees of affiliated service providers or to third parties as satisfaction of obligations under incentive arrangements. To the extent we issue additional common shares after shareholders purchase in any private offering, shareholder percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional OP Units after shareholders purchase in any private offering, shareholder percentage ownership interest in our assets will be diluted. Because certain classes of the OP Units may, in the discretion of our board of trustees, be exchanged for common shares, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of common shares, thereby diluting the percentage ownership interest of other shareholders. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. OP Units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common shares held by our shareholders. Certain OP Units may have different and preferential rights to the terms of the common Operating Partnership units which correspond to the common shares held by our shareholders.

There is no public trading market for our shares; therefore, the ability to dispose of shares will likely be limited to repurchase by us. If shareholders do sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for our shares, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for shareholders to dispose of their shares. An investment in the Company should be viewed as an illiquid investment. We expect to continue to repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share of the applicable class of share), and not based on the price at which shareholders initially purchased their shares, except that, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. As a result, shareholders may receive less than the price they paid for the shares when shareholders sell them to us pursuant to our share repurchase plan.

Shareholders’ ability to have their shares repurchased is limited. We may choose to repurchase fewer shares (or none at all) than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases (including repurchases at certain non-U.S. investor access funds primarily created to hold our shares but excluding any Early Repurchase Deduction (as defined below in “Item 11 Description of Registrant’s Securities to be Registered—Share Repurchases”) applicable to the repurchased shares) is limited, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV (measured using the average aggregate NAV at the end of the immediately preceding three months). Shares or OP Units issued to the Advisor and its affiliates under our management fee or as reimbursements of expenses, to Nuveen investors for any future commitments to the Company, or for the Special Limited Partner’s performance participation interest are not subject to these repurchase limitations.

Further, our board of trustees may make exceptions to, modify, or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. Our board of trustees cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all our shares requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets consist of agricultural properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. In addition, it is uncertain as to when profits, if any, will be realized. Losses on unsuccessful investments could be realized before gains on successful investments are realized. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in agricultural real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of trustees to consider at least quarterly whether the continued suspension of the plan is in the best interest of the Company and its shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time.

Economic events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the agricultural real estate sector, could cause our shareholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The amount and source of distributions we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by a number of factors, including the risk factors described in this Annual Report. We have not commenced operations and as a result, do not have a track record and may not generate sufficient income to make distributions to our shareholders. Our board of trustees (or a committee of our board of trustees) will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:

●	our inability to invest the proceeds from sales of our shares on a timely basis in income-producing agricultural properties;

●	our inability to realize attractive risk-adjusted returns on our agricultural investments;

●	high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and

●	defaults in our investment portfolio or decreases in the value of our agricultural investments.

As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions we do make to our shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of any investment.

We may not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds (including from sales of our shares or OP Units), the sale of our assets, and repayments of our agricultural real estate debt investments. We may also defer operating expenses or pay expenses (including the fees of the Advisor or distributions to the Special Limited Partner) with our shares or OP Units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations. We may repurchase shares or redeem OP Units from the Advisor or the Special Limited Partner shortly after issuing such units or shares. The payment of expenses in our shares or with OP Units will dilute any ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Advisor and Special Limited Partner are under no obligation to receive future fees or distributions in our shares or OP Units and may elect to receive such amounts in cash.

Purchases and repurchases of our shares may not be made based on the current NAV per share of our shares.

Generally, our transaction price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month. The NAV per share, if calculated as of the date on which shareholders make subscription request or repurchase request, may be significantly different than the transaction price shareholders pay or the repurchase price received. Certain of our investments or liabilities are subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined, however the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. In exceptional circumstances, we may in our sole discretion, but are not obligated to, offer and repurchase shares at a different price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time. We will provide notice of the transaction price directly to the financial intermediaries that participate in our ongoing private offering, who, in turn, will communicate such transaction price to applicable investors in accordance with the financial intermediary’s polices and/or procedures.

Valuations and appraisals of our agricultural real estate and agricultural real estate debt are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our agricultural properties will generally initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. Thereafter, valuations of agricultural properties will generally be determined based in part on appraisals of each of our agricultural properties by one or more qualified external appraisal firms (each, an “Appraisal Firm”) at least twice annually. The frequency of such appraisals may be delayed in some circumstances. Our agricultural properties will be valued monthly in accordance with our valuation guidelines, based on current material market data and other information deemed relevant. In addition, upon our acquisition of a new investment, such new investment will be internally valued by the Advisor and join the external appraisal cycle within six months following its acquisition (i.e., an external appraisal will not be required in connection with acquiring such new investment, unless the Advisor determines otherwise).

Investments in agricultural real estate debt and other securities with readily available market quotations will be valued monthly at fair market value. The Appraisal Firm will not review or issue opinions as to the reasonableness of any such valuations. Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations and thus will generally be fair valued by the Advisor. In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Advisor within the first full month after we invest in such investment and no less than monthly thereafter. Additionally, the Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month.

Valuations of our agricultural properties are based in part on asset- and portfolio-level information sourced by the Advisor, including historical or forecasted operating revenues and expenses of the agricultural properties, lease agreements on the agricultural properties, revenues and expenses of the agricultural properties, information regarding recent or planned capital expenditures, the then-most recent appraisal by an Appraisal Firm, and any other information relevant to valuing the real property, certain of which information will not be independently verified by an Appraisal Firm. To the extent we invest in other securities for which market quotations are not readily available, valuations of such investments will be provided by the Advisor. Our current engagement with the Appraisal Firm does not include a review or issuance of opinions as to the reasonableness of any valuations by the Advisor of other securities for which market quotations are not readily available. In the event we invest in any such securities, we may engage an external valuation firm to review the Advisor’s valuations thereof. While the Appraisal Firm may review and opine as to the reasonableness of the data, assumptions, methodologies and valuation conclusions applied by the Advisor for our property and certain agricultural real estate debt valuations as set forth in our valuation guidelines, the Appraisal Firm is not responsible for, and does not calculate, our NAV, and the Advisor is ultimately and solely responsible for the determination of our NAV.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our agricultural properties and certain of our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our agricultural properties and other investments will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Advisor and our Appraisal Firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. In recent months, there has been limited transaction volume in private agricultural real estate which increases the degree of difficulty in determining appropriate valuations. This market environment in particular makes it more difficult to value the Initial

Portfolio we are acquiring from Other Nuveen Accounts. There will be no retroactive adjustment in the valuation of such assets, the offering price of our shares, the price we paid to repurchase our shares or NAV-based fees we paid to the Advisor and the intermediary manager, if any, to the extent such valuations prove to not accurately reflect the realizable value of our assets.

Our NAV per share amounts may change materially if the appraised values of our agricultural properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the appraisals conducted by the Appraisal Firm of our agricultural properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least twice per year. When these appraisals are reviewed and considered by the Advisor, there may be a material change in our NAV per share amounts for each class of our shares from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our shares to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Advisor’s determination of our monthly NAV per share will be based in part on monthly valuations of our agricultural properties, agricultural real estate debt and other securities for which market quotations may or may not be readily available. Valuations of our agricultural properties will be performed by our Advisor, in each case in accordance with valuation guidelines approved by our board of trustees. Valuations of agricultural real estate debt for which market quotations are not readily available will be provided by the Advisor, in each case in accordance with valuation guidelines approved by our board of trustees. In addition, an Appraisal Firm is expected to provide bi-annual appraisals of each of our agricultural properties on a rolling basis. To the extent we invest in other securities for which market quotations are not readily available, valuations of such investments will be provided by the Advisor. Our current engagement with the Appraisal Firm does not include a review or issuance of opinions as to the reasonableness of any valuations by the Advisor of other securities for which market quotations are not readily available. In the event we invest in any such securities, we may engage a valuation firm to review the Advisor’s valuations thereof. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal or valuation. The Advisor will review the appraisal reports and monitor our agricultural real estate and agricultural real estate debt, and is responsible for notifying the Appraisal Firm of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the agricultural real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our agricultural real estate and agricultural real estate debt or liabilities between valuations, or to obtain complete information regarding any such events in a timely manner. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of shareholders who seek to repurchase their shares, shareholders who buy new shares, and/or existing shareholders.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods used by our Advisor and Nuveen (or an affiliate thereof) to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating

NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our shares, and our NAV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our shares and the amount of the Advisor’s management fee and the Special Limited Partner’s performance participation interests. The Advisor has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our shares were sold or repurchased or on the amount of the Advisor’s management fee or the Special Limited Partner’s performance participation interests, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Advisor’s policies and procedures, making adjustments to prior NAV calculations.

You may have current tax liability on distributions you elect to reinvest in our shares.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our shares to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless you are a tax-exempt entity, you may be forced to use funds from other sources to pay your tax liability on the reinvested dividends.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity Risk Management and Strategy

As an externally managed company, our day-to-day operations are managed by our Advisor and our executive officers under the oversight of our board of trustees. Our executive officers are senior Nuveen professionals and our Advisor is a subsidiary of TIAA. As such, we are reliant on TIAA for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details TIAA has provided to us regarding its cybersecurity program that are relevant to us.

Cybersecurity Program Overview

TIAA, on our behalf, has a program and formal processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information technology (“IT”) systems of TIAA and other third-party IT service providers to TIAA. TIAA and the Advisor manage our day-to-day operations and have implemented a cybersecurity program that applies to us and our operations.

We depend on and engage various third parties and service providers, including suppliers, custodians, transfer agents, property management companies, and joint venture partners, to operate its commercial real estate and investment business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of TIAA when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

TIAA has instituted an enterprise cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to TIAA, the Company, and other products, subsidiaries and affiliates of TIAA and their respective third-party service providers.

This cyber risk management program is integrated into TIAA’s overall risk management program. It involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. TIAA relies on its internal subject matter experts and external experts, as needed, including but not limited to cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes, applicable to the Company and other products, subsidiaries, and affiliates of TIAA.

TIAA actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company in connection with its day-to-day commercial real estate, investment, and other operations.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. TIAA maintained appropriate cyber security policies and procedures during the 12-month period covered by this report and there were no material cybersecurity issues that affected us. Cybersecurity risk remains heightened to the financial industry, including us, and a failure in or breach of our systems or infrastructure, or those of a material third party or service provider, could cause disruption and adversely impact our operations. TIAA continues to invest in the cybersecurity program to protect against emerging threats, including threats against third parties and service providers.

Cybersecurity Governance

Our board of trustees will oversee risks from cybersecurity threats and has delegated responsibility for such oversight of cybersecurity matters to the audit committee. The audit committee will receive periodic updates from TIAA’s cybersecurity leadership regarding the overall state of TIAA’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.

TIAA’s management, including its Chief Information Security Officer, is responsible for assessing and managing material risks from cybersecurity threats to the TIAA organization, including us. TIAA’s Chief Information Security Officer and cybersecurity leaders have significant expertise in this area, including in IT and cybersecurity engineering as well as cybersecurity leadership experience in other major financial institutions. Management of the Advisor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from third party service providers and reliance on communications with cybersecurity, risk management, legal, IT, and/or compliance personnel of TIAA.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the fiscal year ended December 31, 2025, the Company has not identified any risks from cybersecurity threats that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties

Our principal office is located at 333 West Wacker Drive, Chicago, Illinois 60606. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we were not involved in any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Offering of Common Shares

We have not yet commenced operations. Our common shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our common shares. As of March 26, 2026, we have not sold any classes of our common shares.

The share classes have different upfront selling commissions, intermediary manager fees and ongoing annual shareholder servicing fees, as well as different management fees and performance participation interests, but otherwise the share classes have the same economic and voting rights.

The Intermediary Manager, a broker-dealer affiliated with the Advisor, registered with the SEC and member of FINRA, serves as the intermediary manager for our private offering. There are no upfront selling commissions (“Upfront Sales Load”) for Class A-I shares, Class A-II shares or Class I shares or shares issued pursuant to the Company’s distribution reinvestment plan. The Intermediary Manager anticipates that all or a portion of the Upfront Sales Load will be retained by, or paid to, participating broker-dealers. There will also be no shareholder servicing fees for Class A-I shares, Class A-II shares or Class I shares. On the sale of Class S shares and Class D shares, certain financial intermediaries may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, which are limited to a percent of the transaction price. Any Upfront Sales Load and ongoing annual shareholder servicing fees with respect to Class S shares and Class D shares will be paid only to an eligible broker-dealer. The following table details the Upfront Sales Load and ongoing annual shareholder service fees:

	Class A-I	Class A-II	Class I	Class S	Class D
Upfront Sales Load (% of Transaction Price)	-	-	-	up to 3.5%	up to 1.5%
Annual Shareholder Servicing fee (% of NAV)	-	-	-	0.85%	0.25%

The transaction price per share of each class of our common shares will generally be equal to our prior month’s NAV per share of the applicable class of share as of the last calendar day of each month. Our NAV for each class of shares will be based on market quotations or fair value of our investments (including real estate debt), the addition of any other assets (such as cash and cash equivalents on hand), and the deductions of any liabilities (including the deduction of any ongoing service fees specifically applicable to such class of shares). See “-Net Asset Value Calculation and Valuation Guidelines” for more information about the calculation of NAV per share.

Holders

As of March 26, 2026, there are no holders of record of our common shares.

Net Asset Value Calculation and Valuation Guidelines

Our NAV for each class of shares will be determined by the Advisor pursuant to the valuation guidelines adopted by the Company’s board of trustees and based on the net asset values of our agricultural investments (including agricultural real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities, including the allocation/accrual of any performance participation to the Special Limited Partner, and will also include the deduction of any class-specific items, such as ongoing servicing fees, that are specifically applicable to such class of shares, in all cases as described below.

Our board of trustees, including a majority of our independent trustees and at the recommendation of our valuation committee of the board of trustees (“Valuation Committee”), intends to adopt valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are intended to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. We intend to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we expect to adopt a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. The Advisor will calculate the fair value of our agricultural real estate properties based on factors it considers relevant, such as data obtained from the Advisor’s experience in the market, the most recent values provided by the Appraisal Firm, and input from brokerage firms and/or real estate consulting professionals. The Advisor may retain additional third parties to assist with our valuations of certain investments. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires that we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.

Valuation of Investments

Consolidated Properties

For the purposes of calculating our monthly NAV, our agricultural properties will initially be valued at cost, which we expect to represent fair value at that time, subject to any variation pursuant to our valuation guidelines. In accordance with GAAP, we determine whether the acquisition of a property qualifies as an asset acquisition or business combination. We capitalize acquisition-related costs associated with asset acquisitions and expense such costs associated with business combinations.

Except as provided below, each property will be appraised by an Appraisal Firm on a rolling basis at least twice per year. The frequency of such appraisals may be delayed in some circumstances. Agricultural properties purchased or treated as a portfolio may be valued as a single asset or as a portfolio for purposes of appraisals as deemed reasonable by the Advisor. Each third-party appraisal is performed in accordance with the Uniform Standards of Professional Appraisal Practice, or the similar industry standard for the country where the property appraisal is conducted. Upon conclusion of the appraisal, the Appraisal Firm prepares a written report with an estimated range of gross market value of the property. Concurrent with the appraisal process, the Advisor values each property and, taking into account the appraisal, among other factors, determines the appropriate valuation within the range provided by the Appraisal Firm. Each third-party appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (a Designated Member of the Appraisal Institute) or similar designation or, for international appraisals, a public or other certified expert for real estate valuations. We believe our policy of obtaining appraisals by external third parties will meaningfully enhance the accuracy of our NAV calculation.

Our agricultural properties will be valued monthly in accordance with our valuation guidelines, based on current material market data and other information deemed relevant. Such valuations will be performed by the Advisor monthly. We anticipate that bi-annual appraisals of our agricultural properties may be conducted on a rolling basis by the Appraisal Firm, such that agricultural properties may be appraised at different times but each would be appraised at least bi-annually. When an appraisal is received, our valuations will fall within the range of the third-party appraisal; however, updates to valuations thereafter may be outside of the range of values provided in the most recent third-party appraisal. Valuations of our agricultural properties are based in part on asset- and portfolio-level information sourced by the Advisor, including historical or forecasted operating revenues and expenses of the agricultural properties, lease agreements on the agricultural properties, revenues and expenses of the agricultural properties, information regarding recent or planned capital expenditures, the then-most recent appraisal by an Appraisal Firm, and any other information relevant to valuing the real property, certain of which information will not be independently verified by an Appraisal Firm.

In addition, upon our acquisition of a new investment, such new investment will be internally valued by the Advisor and join the external bi-annual appraisal cycle within six months following its acquisition (i.e., an external appraisal will not be required in connection with acquiring such new investment, unless the Advisor determines otherwise). Such internal valuation is expected to be based on cost (plus applicable costs, expenses, capital expenditures and other fundings with respect to such investment) absent any material changes or updates that the Advisor determines impact such internal valuation. After six months of ownership, a new investment will be valued monthly as described above.

The Advisor will monitor our agricultural properties for events that the Advisor believes may be expected to have a material impact on the most recent estimated values of such property, and will notify our Appraisal Firm of such events. If, in the opinion of the Advisor, an event becomes known to the Advisor (including through communication with our Appraisal Firm) that is likely to have any material impact on previously provided estimated values of the affected agricultural properties, the Advisor may revalue such agricultural properties. If deemed appropriate by the Advisor, any necessary revaluations will be determined as soon as practicable. Bi-annual appraisals may also trigger a revaluation in the value of a property when received.

For example, a revaluation may be appropriate to reflect the occurrence of an unexpected property-specific event such as a termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or a significant capital market event that may cause the value of a wholly owned property to change materially. Revaluations may also be appropriate to reflect the occurrence of broader market-driven events identified by the Advisor or our Appraisal Firm which may impact more than a specific property. Any such revaluations will be estimates of the market impact of specific events as they occur, based on assumptions and judgments that may or may not prove to be correct, and may also be based on the limited information readily available at that time.

In general, we expect that any adjustments resulting from revaluations to the prior appraised values will be processed promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Advisor. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. The resulting potential disparity in our NAV may be detrimental to shareholders whose shares are repurchased or new purchasers of our common shares, depending on whether our published NAV per share for such class is overstated or understated.

Agricultural real estate appraisals will be reported on a free and clear basis (for example, without taking into consideration any mortgage on the property), irrespective of any property level financing that may be in place. We expect to use the income capitalization approach (direct capitalization or discounted cash flows methods) to value agricultural properties. In the direct capitalization method, a capitalization rate is applied to the estimated stabilized net operating income of each property to derive fair market value. In the discounted cash flow methodology, a property’s value is calculated by discounting the estimated cash flows and the anticipated terminal value of the subject property by a discount rate appropriate for the subject property. Consistent with industry practices, the income approach may incorporate subjective judgments regarding comparable rental and operating expense data, capitalization or discount rate, and projections of future rent and expenses based on appropriate evidence as well as the residual value of the asset as components in determining value. Other methodologies that may also be used to value agricultural properties include sales comparisons and replacement cost approaches. Under the sales comparison approach, the valuer develops an opinion of value by comparing the subject property to similar, recently sold agricultural properties in the surrounding or competing area.

The replacement cost approach relies on the principle of substitution, which holds that when a property is replaceable in the market, its value tends to be set at the cost of acquiring an equally desirable substitute property, assuming that no costly delay is encountered in making the substitution. The Advisor’s determination of the appropriate valuations for our agricultural properties based on the range of values provided in the Appraisal Firm’s reports and any subsequent updates to the valuation of our agricultural properties made by the Advisor involve subjective judgments; therefore, the estimated fair value of our assets that will be included in our NAV may not reflect the liquidation value or net realizable value of our agricultural properties.

In conducting their investigations and analyses, our Advisor and the Appraisal Firm will take into account customary and accepted financial and commercial procedures and considerations as they deem relevant, which may include, without limitation, the review of documents, materials and information relevant to valuing the property that are provided by us, such as (a) historical or forecasted operating revenues and expenses of the property; (b) lease agreements on the property; (c) actual or budgeted revenues and expenses of the property; (d) information regarding recent or planned estimated capital expenditures; and (e) any other information relevant to valuing the agricultural real estate property. Although our Appraisal Firm may review information supplied or otherwise made available by us for reasonableness, they will assume and rely upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party, and will not undertake any duty or responsibility to verify independently any of such information. Our Appraisal Firm will not make or obtain an independent valuation or appraisal of any of our other assets or liabilities (contingent or otherwise) other than our agricultural real properties and agricultural real estate debt. With respect to operating or financial forecasts and other information and data to be provided to or otherwise to be reviewed by or discussed with our Appraisal Firm and, our Appraisal Firm will assume that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting currently available estimates and judgments of our management and the Advisor, and will rely upon the Advisor to advise our Appraisal Firm promptly if any material information previously provided becomes inaccurate or was required to be updated during the period of review.

In performing their analyses, the Advisor and our Appraisal Firm each will make numerous other assumptions with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its control and our control, as well as certain factual matters. For example, our Advisor and the Appraisal Firm will assume that we have clear and marketable title to each agricultural real estate property valued, that no title defects exist unless specifically informed to the contrary, that improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, our Appraisal Firm’s review, opinions and conclusions will necessarily be based upon market, economic, financial and other circumstances and conditions existing prior to the valuation, and any material change in such circumstances and conditions may affect our Appraisal Firm’s review and conclusions. Our Appraisal Firm’s valuations and review reports may contain other assumptions, qualifications and limitations set forth in the respective appraisal reports that qualify the review, opinions and conclusions set forth therein. As such, the carrying values of our real agricultural properties may not reflect the price at which the properties could be sold in the market, and the difference between carrying values and the ultimate sales prices could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal.

When valuing investments that are land and development agricultural properties, the Advisor will evaluate costs, risks and associated return requirements for investing capital during the underwriting process and as market assumptions outlined in the original underwriting are confirmed, appreciation is expected to be recognized as the investment advances and risks acknowledged in the original underwriting are eliminated.

Each third-party appraisal report for our assets will be addressed solely to us to assist the Advisor in calculating our NAV. Such valuation reports, valuation confirmation reports, valuation review reports, and appraisal reports, respectively, relating to our agricultural properties will not be addressed to the public, will not contain any conclusion regarding our NAV, and may not be relied upon by any other person to establish an estimated value of our common shares and will not constitute a recommendation to any person to purchase or sell any common shares. In preparing appraisal reports, the Appraisal Firm will not be requested to solicit third-party indications of interest for our common shares or any of our agricultural properties in connection with possible purchases thereof or the acquisition of all or any part of us.

In cases in which our net equity interests in certain agricultural properties have no or only a nominal net asset value due to factors such as cash flow performance or marketability, as reasonably determined by the Advisor, the Advisor may in its discretion exclude such properties from valuation by the Appraisal Firm.

The Advisor’s valuation of each other investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will not be reviewed by our Appraisal Firm or appraised. The Advisor thereof will then incorporate such adjusted valuations into our NAV.

Unconsolidated Properties Held Through Joint Ventures

We may acquire agricultural properties in structures, including joint ventures, or with affiliates, including Other Nuveen Accounts, which allows the Company and its affiliates to collectively acquire 100% ownership of a property. We will also acquire 100% interests in agricultural properties. In addition, we may enter into joint ventures with third parties to source, acquire, develop, improve or dispose of agricultural properties. In certain cases, we may not control the management of joint ventures in which we invest, but we may have the right to approve major decisions of the joint venture. We will not participate in joint ventures or other operating companies in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Nuveen Accounts.

We may co-invest with affiliates of Nuveen or third parties through partnerships, joint ventures or other entities. In addition, the Advisor and its affiliates may in the future form one or more co-investment funds or managed accounts that co-invest in specific transactions with us to the extent that the required amount of an investment exceeds the amount of an investment deemed appropriate for us.

Unconsolidated agricultural properties held through joint ventures generally will be valued in a manner that is consistent with the guidelines and standards described above for consolidated agricultural properties, except that portfolios of unconsolidated agricultural properties may be classified in groups based on certain factors, including, but not limited to, property status (e.g., vacant, operating), type of property (e.g., farmland, agriculture-related), regional location of property, and remaining lease term. Bi-annual appraisals may be performed by an Appraisal Firm on a portion of the agricultural properties in each group of such an unconsolidated portfolio each year. Once the value of a property held by the joint venture and the fair value of any other assets and liabilities of the joint venture are determined, the value of our interest in the joint venture would then be determined by the Advisor using a hypothetical liquidation calculation to value our interest in the joint venture, which would generally be a percentage of the joint venture’s NAV, subject to the terms of the joint venture. Unconsolidated properties held in a joint venture that acquires multiple properties over time may be valued as a single investment or as a series of investments as deemed reasonable by the Advisor.

Valuation of Agricultural Real Estate Debt and Other Securities

In general, agricultural real estate debt and other securities will be valued by the Advisor in accordance with our valuation guidelines based on market quotations or at fair value determined in accordance with GAAP. GAAP defines fair value as the price that would be received to sell an asset or be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. The Appraisal Firm will review the valuations of agricultural real estate debt for which market quotations are not readily available that are performed by the Advisor. Our current engagement with the Appraisal Firm does not include a review or issuance of opinions as to the reasonableness of any valuations by the Advisor of other securities for which market quotations are not readily available. In the event we invest in any such securities, we may engage an external valuation firm to review the Advisor’s valuations thereof.

Readily available market quotations

Market quotations may be obtained from third-party pricing service providers or, if not available from third-party pricing service providers, broker-dealers for certain of our agricultural real estate debt and other securities. When reliable market quotations for agricultural real estate debt and other securities are available from multiple sources, the Advisor will use commercially reasonable efforts to use two or more quotations and will value such investments based on the average of the quotations obtained. However, to the extent that one or more of the quotations received is determined in good faith by the Advisor to not be reliable, the Advisor may disregard such quotation if the average of the remaining quotations is determined in good faith to be reliable by the Advisor. Securities that are traded publicly on an exchange or other public market (stocks, exchange traded derivatives and securities convertible into publicly traded securities, such as warrants) will be valued at the closing price of such securities in the principal market in which the security trades. Except as otherwise provided in our valuation guidelines, the valuation of our agricultural real estate debt and other securities with readily available market quotations will not be reviewed or opined on as to the reasonableness thereof by our Appraisal Firm or appraised.

No readily available market quotations

If market quotations are not readily available (or are otherwise not reliable for a particular investment), the fair value will be determined in good faith by the Advisor. Due to the inherent uncertainty of these estimates, estimates of fair value may differ from the values that would have been used had a ready market for these investments existed and the differences could be material. Market quotes are considered not readily available in circumstances where there is an absence of current or reliable market-based data (e.g., trade information, bid/ask information, or broker-dealer quotations).

Certain investments, such as mortgages, mezzanine loans, preferred equity or private company investments, are unlikely to have market quotations.

In the case of loans acquired by us, such initial value will generally be the acquisition price of such loan. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by the Advisor within the first full month after we make such investment and no less frequently than monthly thereafter in accordance with the procedures set forth in the immediately following paragraph.

To conduct its initial monthly valuations of such loan investments, the Advisor will initially determine if there is adequate collateral agricultural real estate value supporting such investments and whether the investment’s yield approximates market yield. If the market yield is estimated to approximate the investment’s yield, then such investment is valued at its par value. If the market yield is not estimated to approximate the investment’s yield, the Advisor will project the expected cash flows of the investment based on its contractual terms and discount such cash flows back to the valuation date based on an estimated market yield.

Market yield is estimated as of each monthly valuation date based on a variety of inputs regarding the collateral asset(s) performance, local/macro agricultural real estate performance, and capital market conditions, in each case as determined in good faith by the Advisor. These factors may include, but are not limited to: purchase price/par value of such agricultural real estate debt or other difficult to value securities; debt yield, capitalization rates, loan-to-value ratio, and replacement cost of the collateral asset(s); borrower financial condition, reputation, and indications of intent (e.g., pending repayments, extensions, defaults, etc.); and known transactions or other price discovery for comparable debt investments. In the absence of collateral agricultural real estate value supporting such securities, the Advisor will consider the residual value to its securities, following repayment of any senior debt or other obligations of the collateral asset(s).

Our board of trustees has delegated to the Advisor the responsibility for monitoring significant events that may materially affect the values of our agricultural real estate debt and other securities investments and for determining whether the value of the applicable investments should be reevaluated in light of such significant events. Except as otherwise provided in our valuation guidelines, the valuation of our agricultural real estate debt and other securities will not be reviewed by our Appraisal Firm or appraised.

Liabilities

We will include the fair value of our liabilities as part of our NAV calculation. We expect that these liabilities will include the fees payable to the Advisor and the Intermediary Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Liabilities related to class-specific ongoing servicing fees and, when and as applicable, any class-specific management fees and class-specific accruals/allocations of the Special Limited Partner’s performance participation interest, will be allocable to a specific class of shares and will only be included in the NAV calculation for that class, as described below. Our debt will be valued at fair value in accordance with GAAP. For purposes of calculating our NAV, the Initial Expenses paid by the Advisor through the first anniversary of the Initial Closing will not be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Advisor for these costs. The Advisor’s valuation of each investment’s liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will not be reviewed by the Appraisal Firm or appraised.

NAV and NAV Per Share Calculation

Our NAV will be calculated for each share class by the Advisor or an affiliate thereof. The Advisor is ultimately and solely responsible for the determination of our NAV. We may transition the Advisor’s or its applicable affiliate’s role to a third-party firm that is not affiliated with the Advisor at a later time, but there can be no guarantee when this transition will occur, if at all. As of December 31, 2025, the Advisor had not calculated our NAV, as we had no assets or shares outstanding.

Each share class will have an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees and, when and as applicable, any class-specific management fees and class-specific accruals/allocations of the Advisor’s performance participation interest. In accordance with the valuation guidelines, our Advisor calculates our NAV per share for each share class as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (a) each of our agricultural properties based in part upon individual appraisal reports provided periodically by an Appraisal Firm, as finally determined and updated monthly by the Advisor, (b) our agricultural real estate debt and other securities for which third-party market quotes are available, (c) our other agricultural real estate debt and other securities, if any, for which third-party market quotes are unavailable and (d) our other assets and liabilities. Because class-specific ongoing servicing fees, and, when and as applicable, any class-specific management fees and class-specific accruals/allocations of the Special Limited Partner’s performance participation interest, that are allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our share classes may differ. OP Units will be valued in substantially the same fashion.

Our valuation procedures include the following methodology to determine the monthly NAV of our Operating Partnership and the units. Our Operating Partnership has classes of units that are each economically equivalent to our corresponding classes of shares. Accordingly, on the last day of each month, the NAV per class of OP Units shall equal the NAV per share of the corresponding class of shares. To the extent our Operating Partnership has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with these guidelines. The NAV of our Operating Partnership on the last calendar day of each month equals the sum of the NAVs of each outstanding Operating Partnership unit on such day.

Following the Initial Closing, our NAV for each class of shares will be based on the net asset values of our investments (including agricultural real estate debt and other securities), the addition of any other assets (such as cash on hand), and the deduction of any liabilities (including the allocation/accrual of any performance participation interest to the Special Limited Partner and the deduction of any ongoing servicing fees and management fees specifically applicable to such class of shares). Beginning with the first full calendar month after we break escrow, at the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. However, in certain circumstances, the transaction price will not be made available until a later time.

Changes in our monthly NAV before class-specific items include, without limitation, accruals of our net portfolio income, interest expense, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV before class-specific items also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, the Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.

Following the aggregation of the NAVs of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, our Advisor or an affiliate thereof, incorporates any class-specific adjustments to our NAV, including additional issuances and repurchases of our common shares, accruals of class-specific ongoing servicing fees and, as applicable, any accruals of any class-specific management fees and accruals/allocations of the Special Limited Partner’s performance participation interest. For each applicable class of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such class of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each class will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each class as of the record date. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The combination of the Class A-I NAV, Class A-II NAV, Class I NAV, Class S NAV and Class D NAV equals the aggregate NAV of our assets, which will consist almost entirely of the value of our interest in the Operating Partnership, less our liabilities, including liabilities related to class-specific ongoing servicing fees, management fees, and performance participation accruals/allocations. The value of our interest in the Operating Partnership is equal to the excess of the aggregate NAV of the Operating Partnership over the portion thereof that would be distributed to any limited partners other than us if the Operating Partnership were liquidated. The aggregate NAV of the Operating Partnership is the excess of the value of the Operating Partnership’s assets (including the fair value of its agricultural properties, agricultural real estate debt and other securities, cash and other investments) over its liabilities (including the fair value of its debt, any declared and accrued unpaid distributions, any accrued performance participation allocation and the expenses attributable to its operations). The Advisor calculates the fair value of the assets and liabilities of the Operating Partnership as directed by our valuation guidelines based upon values received from various sources, as described in more detail above.

Net portfolio income and unrealized/realized gains on assets and liabilities for any month is allocated proportionately among the share classes according to the NAV of the classes at the beginning of the month.

Relationship between NAV and Our Transaction Price

Purchases and repurchases of our common shares are not made based on the current NAV per share of our common shares at the time of purchase or repurchase. Generally, our transaction price will equal our prior month’s NAV. The transaction price will be the price at which we repurchase shares (subject to a potential early redemption discount) and the price at which we offer shares (subject to any applicable upfront selling commission and intermediary manager fees (if any)). Although the transaction price will generally be based on our prior month’s NAV per share, such prior month’s NAV may be significantly different from the current NAV per share of the applicable class of shares of beneficial interest as of the date on which your purchase or repurchase occurs.

In addition, we may offer shares at a price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share (including by updating a previously available offering price) or suspend our offering and/or our share repurchase plan in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In cases where our transaction price is not based on the prior month’s NAV per share, the offering price and repurchase price will not equal our NAV per share as of any time. The Advisor may determine whether a material change has occurred to our NAV per share since the end of the prior month and whether to set a transaction price that differs from the previous month’s NAV per share, and in such cases, has discretion over what such transaction price will be.

To obtain information regarding our transaction price, shareholders should contact their financial advisors.

Limits on the Calculation of Our NAV Per Share

The overarching principle of our valuation guidelines is to produce reasonable estimated values for each of our investments (and other assets and liabilities), or the price that would be received for that investment in orderly transactions between market participants. However, the majority of our assets will consist of agricultural real estate properties and, as with any agricultural real estate valuation protocol and as described above, the valuation of our agricultural properties (and other assets and liabilities) is based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct. The use of different judgments, assumptions or opinions would likely result in a different estimate of the value of our agricultural real estate properties (and other assets and liabilities). Any resulting potential disparity in our NAV per share may be in favor of shareholders whose shares are repurchased, existing shareholders or new purchasers of our common shares, as the case may be, depending on the circumstances at the time (for cases in which our transaction price is based on NAV). See “Item IA. Risk Factors—Valuations and appraisals of our agricultural real estate and agricultural real estate debt are estimates of fair value and may not necessarily correspond to realizable value,” “—Our NAV per share amounts may change materially if the appraised values of our agricultural properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month” and “—It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.”

Additionally, while the methodologies and procedures contained in our valuation guidelines are designed to operate reliably within a wide variety of circumstances, it is possible that in certain unanticipated situations or after the occurrence of certain extraordinary events (such as a significant disruption in relevant markets, a terrorist attack or an act of nature), our ability to calculate NAV may be impaired or delayed, including, without limitation, circumstances where there is a delay in accessing or receiving information from vendors or other reporting agents upon which we may rely upon in determining the monthly value of our NAV. In these circumstances, a more accurate valuation of our NAV could be obtained by using different assumptions or methodologies. Accordingly, in special situations when, in the Advisor’s reasonable judgment, the administration of the valuation guidelines would result in a valuation that does not represent a fair and accurate estimate of the value of our investment, alternative methodologies may be applied, provided that the Advisor must notify our board of trustees at the next scheduled board meeting of any alternative methodologies utilized and their impact on the overall valuation of our investment. Notwithstanding the foregoing, our board of trustees may suspend the offering and/or our share repurchase plan if it determines that the calculation of our NAV is materially incorrect or unreliable or there is a condition that restricts the valuation of a material portion of our assets.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to sell shares under our share repurchase plan and our ability to modify or suspend our share repurchase plan at any time. Our NAV generally does not consider exit costs (e.g., selling costs and commissions and debt prepayment penalties related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end agricultural real estate funds listed on stock exchanges.

Our NAV per share does not represent the amount of our assets less our liabilities in accordance with GAAP. We do not represent, warrant or guarantee that:

●	a shareholder would be able to realize the NAV per share for the class of shares a shareholder owns if the shareholder attempts to sell its shares;

●	a shareholder would ultimately realize distributions per share equal to the NAV per share for the class of shares it owns upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

●	our common shares would trade at their NAV per share on a national securities exchange;

●	a third party would offer the NAV per share for each class of shares in an arm’s-length transaction to purchase all or substantially all of our shares; or

●	the NAV per share would equate to a market price of an open-ended agricultural real estate fund.

Distributions

We have not yet commenced operations and, as of December 31, 2025, have not declared any distributions.

Distribution Reinvestment Plan

We intend to adopt a distribution reinvestment plan whereby shareholders will have their cash distributions automatically reinvested in additional common shares unless they elect to receive their distributions in cash. Any cash distributions attributable to the class or classes of shares owned by participants in the distribution reinvestment plan will be immediately reinvested in our shares on behalf of the participants on the business day such distribution would have been paid to such shareholder.

The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable. Shareholders will not pay an Upfront Sales Load when purchasing shares pursuant to the distribution reinvestment plan. The ongoing annual shareholder servicing fees with respect to our Class S Shares and Class D Shares are calculated based on our NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. In addition, any class specific management fees or accruals/allocations of the performance participation interest may also reduce the NAV, or alternatively, the distributions payable with respect to shares of a class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan. Shares acquired under the distribution reinvestment plan will entitle the participant to the same rights and be treated in the same manner as shares of that class purchased in the private offering.

Share Repurchases

No shares were repurchased during the period ended December 31, 2025, as the share repurchase plan had not yet commenced.

General

We intend to adopt a share repurchase plan, whereby on a quarterly basis, shareholders may request that we repurchase all or any portion of their shares. We expect to begin the share repurchase plan on the last calendar day of the first full calendar quarter following the Initial Closing. Due to the illiquid nature of investments in agricultural real estate, we may not have sufficient liquid resources to fund repurchase requests. In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar quarter.

You may request that we repurchase our common shares through your financial advisor or financial intermediary. The procedures relating to the repurchase of our common shares are as follows:

●	Certain financial intermediaries require that their clients process repurchases through their financial intermediary, which may impact the time necessary to process such repurchase request, impose more restrictive deadlines than described under our share repurchase plan, impact the timing of a shareholder receiving repurchase proceeds and require different paperwork or process than described in our share repurchase plan. Please contact your financial advisor or financial intermediary first if you want to request the repurchase of your shares.

●	Under our share repurchase plan, to the extent we choose to repurchase shares in any particular quarter we will only repurchase shares as of the opening of the last business day of that quarter (a “Repurchase Date”). Repurchases are made at the transaction price in effect on the Repurchase Date, except that shares that have not been outstanding for at least one year are repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). To have your shares repurchased, your repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. Repurchase requests received and processed by our transfer agent will be effected at a repurchase price equal to the transaction price on the applicable Repurchase Date (which will generally be equal to our prior month’s NAV per share), subject to any Early Repurchase Deduction. We will provide notice of the transaction price directly to the financial intermediaries that participate in our ongoing private offering, who, in turn, will communicate such transaction price to applicable investors in accordance with the financial intermediary’s polices and/or procedures.

●	A shareholder may withdraw his or her repurchase request by notifying the shareholder’s financial intermediary. Repurchase requests must be canceled before 4:00 p.m. (Eastern time) on the last business day of the applicable quarter.

●	If a repurchase request is received after 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter, the repurchase request will be executed, if at all, on the next quarter’s Repurchase Date at
85

the transaction price applicable to that quarter (subject to any Early Repurchase Deduction), unless such request is withdrawn prior to the repurchase. Repurchase requests received and processed by our transfer agent on a business day, but after the close of business on that day or on a day that is not a business day, will be deemed received on the next business day. All questions as to the form and validity (including time of receipt) of repurchase requests and notices of withdrawal will be determined by us, in our sole discretion, and such determination shall be final and binding.

●	Repurchase requests may be made by contacting your financial intermediary, subject to certain conditions described in this Annual Report. If making a repurchase request by contacting your financial intermediary, your financial intermediary may require you to provide certain documentation or information. Corporate investors and other non-individual entities must have an appropriate certification on file authorizing repurchases. A signature guarantee may be required.

●	A medallion signature guarantee will be required in certain circumstances. The medallion signature process protects shareholders by verifying the authenticity of a signature and limiting unauthorized fraudulent transactions. A medallion signature guarantee may be obtained from a domestic bank or trust company, broker-dealer, clearing agency, savings association or other financial institution which participates in a medallion program recognized by the Securities Transfer Association. The three recognized medallion programs are the Securities Transfer Agents Medallion Program, the Stock Exchanges Medallion Program and the New York Stock Exchange, Inc. Medallion Signature Program. Signature guarantees from financial institutions that are not participating in any of these medallion programs will not be accepted. A notary public cannot provide signature guarantees. We reserve the right to amend, waive or discontinue this policy at any time and establish other criteria for verifying the authenticity of any repurchase or transaction request. We may require a medallion signature guarantee if, among other reasons: (a) the amount of the repurchase request is over $500,000; (b) you wish to have repurchase proceeds transferred by wire to an account other than the designated bank or brokerage account on file for at least 30 days or sent to an address other than your address of record for the past 30 days; or (c) our transfer agent cannot confirm your identity or suspects fraudulent activity.

●	If a shareholder has made multiple purchases of our common shares, any repurchase request will be processed on a first in/first out basis unless otherwise requested in the repurchase request.

Minimum Account Repurchases

In the event that any shareholder fails to maintain the minimum balance of $500 of shares, we may seek to repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction.

Minimum account repurchases will apply even if the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to the Early Repurchase Deduction.

Sources of Funds for Repurchases

Unless our board of trustees determines otherwise, we may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.

In an effort to have adequate cash available to support our share repurchase, we may reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to repurchase shares presented for repurchase during periods when we do not have sufficient proceeds from operating cash flows or the sale of shares in this continuous offering to fund all repurchase requests. If we determine to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure a line of credit of that size. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund repurchases or for other corporate purposes.

We may repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. In addition, the total amount of aggregate repurchases of all classes of shares is limited to no more 5% of our aggregate NAV attributable to shareholders per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding calendar quarter).

If we determine to repurchase some but not all of the shares submitted for repurchase during any quarter, shares submitted for repurchase during such quarter are repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

If the transaction price for the applicable quarter is not made available by the tenth business day prior to the last business day of the quarter (or is changed after such date), then no repurchase requests are accepted for such quarter and shareholders who wish to have their shares repurchased the following quarter must resubmit their repurchase requests.

Repurchase Limitations

We may repurchase fewer shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, we may choose to repurchase fewer shares in any particular quarter than have been requested to be repurchased, or none at all. Further, our board of trustees may make exceptions to, modify or suspend our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. Material modifications to the share repurchase plan, including any amendment to the 5% quarterly limitations on repurchases, and suspensions of the share repurchase plan will be promptly disclosed to shareholders’ financial advisors. In addition, we may determine to suspend the share repurchase plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased. Once the share repurchase plan is suspended, our board of trustees must affirmatively authorize the recommencement of the plan before shareholder requests will be considered again. Upon a suspension of our share repurchase plan, our board of trustees will consider at least quarterly whether the continued suspension of our share repurchase plan remains in our best interest and the best interest of our shareholders. However, our board of trustees is not required to authorize the recommencement of our share repurchase plan within any specified period of time. Our board of trustees may also determine to terminate our share repurchase plan if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their common shares, such as a sale or merger of our company or listing of our shares on a national securities exchange.

Our common shares will not be subject to any minimum holding period prior to being eligible for repurchase under the share repurchase plan.

Shareholders who are exchanging a class of our shares for an equivalent aggregate NAV of another class of our shares will not be subject to, and such exchanges will not be treated as repurchases for the calculation of, the 5% quarterly limitation on repurchases and will not be subject to the Early Repurchase Deduction.

Early Repurchase Deduction

There is no minimum holding period for our common shares and shareholders can request that we repurchase their shares at any time. However, subject to limited exceptions, shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. The one-year holding period is measured as of the first calendar day immediately following the prospective repurchase date. This Early Repurchase Deduction will also generally apply to minimum account repurchases. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan.

The Early Repurchase Deduction will inure indirectly to the benefit of our remaining shareholders and is intended to offset the trading costs, market impact and other costs associated with short-term trading in our common shares. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):

●	repurchases resulting from death or qualifying disability; or

●	in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance.

As set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of shares resulting from the death of a shareholder who is a natural person, subject to the conditions and limitations described below, including shares held by such shareholder through a revocable grantor trust or an IRA or other retirement or profit-sharing plan, after receiving written notice from the estate of the shareholder, the recipient of the shares through bequest or inheritance, or, in the case of a revocable grantor trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust. We must receive the written repurchase request within 12 months after the death of the shareholder in order for the requesting party to rely on the special treatment described above that may be afforded in the event of the death of a shareholder. Such a written request must be accompanied by a certified copy of the official death certificate of the shareholder. If spouses are joint registered holders of shares, the request to have the shares repurchased may be made if either of the registered holders dies. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right of waiver of the Early Repurchase Deduction does not apply.

Furthermore, as set forth above, we may waive the Early Repurchase Deduction in respect of repurchase of shares held by a shareholder who is a natural person who is deemed to have a qualifying disability (as such term is defined in Section 72(m)(7) of the Code), subject to the conditions and limitations described below, including shares held by such shareholder through a revocable grantor trust, or an IRA or other retirement or profit-sharing plan, after receiving written notice from such shareholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the shareholder became a shareholder. We must receive the written repurchase request within 12 months of the initial determination of the shareholder’s disability in order for the shareholder to rely on waiver of the Early Repurchase Deduction that may be granted in the event of the disability of a shareholder. If spouses are joint registered holders of shares, the request to have the shares repurchased may be made if either of the registered holders acquires a qualifying disability. If the shareholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right of waiver of the Early Repurchase Deduction does not apply.

Unregistered Sales of Equity Securities

We have not yet commenced operations. We anticipate that our private offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) would be pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and applicable state securities laws.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to (i) “Nuveen Farmland REIT,” the “Company,” “we,” “us,” or “our” refer to Nuveen Farmland REIT and its subsidiaries.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in this Annual Report. Dollars are in thousands, except for per share amounts.

Overview

We are a Maryland statutory trust formed on July 21, 2025. Our investment strategy will be to invest primarily in agricultural real estate throughout the United States, namely leased farmland and related agricultural real estate that produces food or fiber, inputs for production agriculture, processing/storing crops or other agricultural-related assets. In addition, we expect to pursue core agricultural investments and infrastructure regarding access, storage and distribution of water and related rights. We may pursue debt investments on agriculture-related assets, including the origination of mortgages. We will also maintain a portion of our portfolio in liquid securities. Additionally, we expect to pursue those certain investments that will enable us to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes.

We are structured as a privately placed, non-listed perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Annual Report, there is no plan to list our securities on a national securities exchange. As a perpetual-life REIT, our common shares are intended to be sold monthly on a continuous basis at a price generally equal to our prior month’s NAV per share. We intend to elect and qualify to be taxed as a REIT under the Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.

We have not commenced operations and have not made any investments. Subject to and in connection with the Initial Closing, we intend to commence operations and acquire an Initial Portfolio.

We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:

Our investment objectives are to seek to provide investors with exposure to investments in agricultural real estate. We will invest in geographic diversified regions across the US with an objective to realize both current income through lease revenue and long-term capital appreciation.

We may not achieve our investment objectives. See “Item 1A Risk Factors.”

Subject to the Initial Closing, including the timing of the Initial Closing, we intend to elect and qualify to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2026.

Our board of trustees at all times has oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to the Operating Partnership. Pursuant to the

Advisory Agreement that we expect to enter into with our Advisor, our board of trustees has delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting agricultural real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in this Annual Report.

Results of Operations

We have not engaged in any operations to date. We do not expect to generate any operating revenues until after the completion of our Initial Closing.

Liquidity and Capital Resources

We have not yet commenced operations or made any investments. Subject to and in connection with the Initial Closing, we intend to commence operations and acquire an Initial Portfolio.

We expect to generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) origination or acquisition of agricultural assets, debt investments in agriculture-related assets and other real estate-related debt investments, (ii) the cost of operations (including the management fee and performance participation), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan (as described herein), and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We anticipate that our market risk will include risks from changes in interest rates and commodity prices. Increases in interest rates could increase our interest expense under future borrowings and increases in commodity prices could adversely impact the amount of rent we could charge future tenants.

Item 8. Financial Statements and Supplementary Data Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Trustees of Nuveen Farmland REIT

Opinion on the Financial Statement – Balance Sheet

We have audited the accompanying consolidated balance sheet of Nuveen Farmland REIT and its subsidiary (the “Company”) as of December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statement”). In our opinion, the consolidated financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of this consolidated financial statement in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statement is free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 26, 2026

We have served as the Company's auditor since 2025.

Nuveen Farmland REIT

CONSOLIDATED BALANCE SHEET
December 31, 2025
(in thousands)

December 31, 2025
ASSETS
Cash	$1
Total Assets	$1
LIABILITIES & EQUITY
Liabilities
Related party payable	$1
Total Liabilities	$1
Commitments and Contingencies (See Note 6)
Total Equity	$—
Total Liabilities & Equity	$1

The accompanying notes are an integral part of the consolidated financial statements.

Nuveen Farmland REIT

Notes to the Consolidated Balance Sheet

Note 1. Organization and Business Purpose

Nuveen Farmland REIT (the “Company”) was formed on July 21, 2025 as a Maryland statutory trust. The Company intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company’s sponsor is Nuveen, LLC, a Delaware limited liability company (the “Sponsor” or “Nuveen”), a wholly owned subsidiary of Teachers Insurance and Annuity Association of America (“TIAA”). The Company is the sole general partner of Nuveen Farmland REIT Operating Partnership, L.P., a Delaware limited partnership (“Nuveen OP” or the “Operating Partnership”). Nuveen OP has issued a special limited partner interest to Nuveen Farmland REIT Special Limited Partner L.P. (the “Special Limited Partner”), a wholly owned subsidiary of Nuveen. The Company was organized to invest primarily in agricultural real estate throughout the United States, namely leased farmland and related agricultural real estate that produces food or fiber, inputs for production agriculture, processing/storing crops or other agricultural-related assets. Substantially all of the Company’s business is conducted through Nuveen OP. The Company and Nuveen OP are externally managed by Nuveen Farmland Advisors, LLC, a Delaware limited liability company (the “Advisor”), an indirect, wholly owned subsidiary of the Sponsor.

As of December 31, 2025, the Company had neither purchased nor contracted to purchase any investments. In connection with the date that the Company first receives cash from subscriptions in connection with the Company’s ongoing private offering (the “Initial Closing”), the Company may acquire one or more initial assets (the “Initial Portfolio”) from a subsidiary of TIAA. As of December 31, 2025 we have not yet acquired any assets. Following the Initial Portfolio acquisition an affiliate of Nuveen intends to make an investment of at least $25 million in the Company in exchange for Class A-I Shares. As of December 31, 2025, the Advisor had not identified assets in which it is probable that the Company will invest.

Note 2. Capitalization

The Company is authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“Common Shares”), an unlimited number of which are classified as Class A-I common shares (“Class A-I Shares”), Class A-II common shares (“Class A-II Shares”), Class I common shares (“Class I Shares”), Class S common shares (“Class S Shares”), Class D common shares (“Class D Shares”) and preferred shares, respectively. The Company is conducting a continuous private offering (the “Offering”), pursuant to which it is offering to sell investors any combination of five classes of Common Shares classified as Class A-I Shares, Class A-II Shares, Class I Shares, Class S Shares and Class D Shares, with a dollar value up to $3.0 billion. The share classes have different upfront selling commissions (“Upfront Sales Load”), management fees and ongoing annual shareholder servicing fees. The purchase price per share for each class of Common Shares in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable Upfront Sales Load and Intermediary Manager (as defined below) fees, if any.

Note 3. Summary of Significant Accounting Polices

Basis of Presentation

The accompanying consolidated financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Operating Partnership.

Cash

Cash represents cash held in banks. The Company had no bank balances in excess of federally insured amounts as of December 31, 2025. The Company deposits its cash with high credit-quality institutions to minimize credit risk.

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable period ended December 31, 2026, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including for this purpose its net capital gain) to its shareholders. The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. The Company is also subject to a number of other organizational and operational requirements.

The Company has not yet filed its initial tax return.

Organization and Offering Expenses

The Advisor has agreed to advance organization and offering expenses through the first anniversary of the Company’s Initial Closing (the “Initial Expenses”) on our behalf and behalf of the Operating Partnership. Initial Expenses may include, without limitation, legal, accounting and printing fees and other expenses attributable to the organization, the preparation of the private offering memorandum and registration statement, registration and qualification of Common Shares with the Securities and Exchange Commission (the “SEC”), filing fees incurred by the Advisor, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding Upfront Sales Load, and the ongoing annual shareholder servicing fees and expenses in connection with filings under the Securities Exchange Act of 1934, as amended. The Advisor has agreed to defer reimbursement through the first anniversary of the Initial Closing. The Company will reimburse the Advisor for all such Initial Expenses ratably over the 60 months following the first anniversary of the Initial Closing. The Advisor reserves the right to waive any portion of its reimbursement at its discretion.

As of December 31, 2025, the Advisor and its affiliates have incurred organization and offering expenses of approximately $1.3 million. These organization and offering expenses are not recorded in the accompanying consolidated balance sheet because such costs are not the Company’s liability until the date, if any, on which it is probable that the Company will commence operations. As of such date, the Company will record organizational expenses as incurred, and offering expenses will be charged to equity. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheet.

Segment Reporting

In accordance with FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company operates through a single operating and reporting segment. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income under GAAP. As the Company’s operations consist of a single reporting segment, the segment assets are the same as those reflected in total assets on the accompanying consolidated balance sheet.

New Accounting Pronouncements

In August 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, intended to (1) provide investors and other allocators of capital with more decision-useful information in a joint venture’s separate financial statements and (2) reduce diversity in practice in this area of financial reporting. The amendments in ASU 2023-05 require that a joint venture, upon formation, apply a new basis of accounting. As a result, a newly formed joint venture should initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). The amendments in ASU 2023-05 are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management has adopted this standard prospectively and it did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The primary purpose of the amendments within ASU 2023-09 is to enhance the transparency and decision usefulness of income tax disclosures primarily related to the rate reconciliation table and income taxes paid information. The amendments in ASU 2023-09 require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose, on an annual basis, taxes paid disaggregated by: federal, state, foreign, and jurisdiction (when income taxes paid is equal to or greater than 5 percent of total income taxes paid). The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in ASU 2023-09 should be applied on a prospective basis; however, retrospective application is permitted. Management has adopted this standard and it did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in ASU 2024-03 improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This information is generally not presented in the financial statements today. The amendments in ASU 2024-03, as amended by ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments in ASU 2025-03 require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity that meets the definition of a business to consider the factors in paragraphs ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in ASU 2025-03 are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in ASU 2025-03 require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted. Management is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

Note 4. Related Party Transactions

Initial Closing

In connection with the Initial Closing, the Company may acquire the Initial Portfolio from a subsidiary of TIAA. Following the Initial Portfolio acquisition, an affiliate of Nuveen intends to make an investment of at least $25 million in the Company in exchange for Class A-I Shares. As of December 31, 2025, the Advisor had not identified assets in which it is probable that the Company will invest. Management Fees

The Company intends to enter into an Advisory Agreement (the “Advisory Agreement”) with Nuveen OP and the Advisor. Pursuant to the Advisory Agreement, the Advisor will be responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.

The Advisor receives a management fee, payable quarterly in arrears, in connection with the management of the Company, as follows:

	Class A-I Shares	Class A-II Shares	Class I Shares	Class S Shares	Class D Shares
Management Fee (% of NAV for shares)	.95%	1.15%	1.25%	1.25%	1.25%

In calculating the Advisor’s management fee, NAV is determined before giving effect to accruals for the management fee, performance participation interest, ongoing annual shareholder servicing fees or distributions payable on Company shares. As of December 31, 2025, there is no management fee accrued as there were no shares outstanding.

Additionally, to the extent the Nuveen OP issues OP Units to parties other than the Company, the Advisor receives a management fee from Nuveen OP, payable quarterly in arrears, in connection with the management of the Company, as follows:

	Class A-I OP Units	Class A-II OP Units	Class I OP Units	Class S OP Units	Class D OP Units
Management Fee (% of NAV for OP Units)	.95%	1.15%	1.25%	1.25%	1.25%

As of December 31, 2025, there is no management fee accrued as there were no OP Units outstanding.

Related Party Payable

The Advisor has advanced $1,000 in a non-interest bearing payable (the “Initial Capitalization”) to the Company. The Company will reimburse the Advisor for the Initial Capitalization ten (10) business days after the Initial Closing.

Fees Due to Affiliated Service Providers

The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including, without limitation, property management and operations services, as well as services related to consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. As of December 31, 2025, the Company has not retained an affiliate of the Advisor for any such services.

Fees Due to Intermediary Manager

The Company has entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with Nuveen Securities, LLC (the “Intermediary Manager”) as the intermediary manager for the Offering. The Intermediary Manager is a registered broker-dealer affiliated with the Advisor. The Company is obligated under the Intermediary Manager Agreement to pay annual shareholder servicing fees with respect to the Class S and Class D Shares distributed in the Offering. The ongoing annual shareholder servicing fees will be paid monthly in arrears. As of December 31, 2025, there is no shareholder servicing fee accrued as there were no shares outstanding.

The Company is obligated under the Intermediary Manager Agreement to pay Upfront Sales Load as a percentage of the transaction price of each Class S Shares and Class D Shares. No Upfront Sales Load is paid in connection with purchases of the Class A-1 Shares, Class A-II Shares, Class I Shares or shares issued pursuant to the Company’s distribution reinvestment plan. The Intermediary Manager anticipates that all or a portion of the Upfront Sales Load will be retained by, or paid to, participating broker-dealers. Any Upfront Sales Load and ongoing annual shareholder servicing fees with respect to Class S Shares and Class D Shares will be paid only to an eligible broker-dealer. As of December 31, 2025, there is no Upfront Sales Load as there were no shares outstanding.

The following table presents the Upfront Sales Load and the shareholder servicing fees per annum, for each class of shares sold in the Offering:

	Class A-I Shares	Class A-II Shares	Class I Shares	Class S Shares	Class D Shares
Upfront Sales Load (% of Transaction Price)	—	—	—	up to 3.5%	up to 1.5%
Annual Shareholder Servicing Fee (% of NAV)	—	—	—	0.85%	0.25%

Fees Due to Special Limited Partner

So long as the Advisory Agreement has not been terminated, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership with regard to OP Units equal to 12.5% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each as defined below) for Class A-II, Class I, Class S, and Class D units. For Class A-I units, the performance participation interest will entitle the Advisor to receive an allocation from the Operating Partnership equal to 9% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-up.

Specifically, the Special Limited Partner will be allocated a performance participation interest in an amount equal to:

●	First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amounts (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Advisor equals 12.5% (and in respect of any Class A-I units in the Operating Partnership only, 9%) of the sum of (x) the Hurdle Amount for that period and (y) any amount paid to the Advisor to this clause (this is commonly referred to as a “Catch-Up”); and

●	Second, to the extent there are remaining Excess Profits, 12.5% (and in respect of any Class A-I units in the Operating Partnership only, 9%) of such remaining Excess Profits.

“Total Return” for any period since the end the of the prior calendar year shall equal the sum of:

●	All distributions accrued or paid (without duplication) on all of the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year (the “Performance Participation Units”) and

●	The change in aggregate NAV of the Performance Participation Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances Performance Participation Units, (y) any performance participation interest accrual and (z) applicable shareholder servicing fee expenses (including any payments to the Company for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of Performance Participation Units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Performance Participation Units.

“Hurdle Amount” for any period during a calendar year means that amount that results in a 6.0% annualized internal rate of return on the NAV of the Performance Participation Units outstanding at the beginning of the then-current calendar year and all Performance Participation Units issued since the beginning of the then current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Performance Participation Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Performance Participation Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable shareholder servicing fee expenses. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Performance Participation Units redeemed during such period, which units will be subject to the performance participation allocation upon redemption as described below.

Except as described in Loss Carryforward Amount below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” will initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Performance Participation Units redeemed during such year, which units will be subject to the performance participation allocation upon redemption as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation allocation. This is referred to as a “High Water Mark.”

Note 5. Economic Dependency

The Company depends on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of Common Shares, origination, acquisition and disposition decisions, and certain other responsibilities. If the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.

Note 6. Risks and Contingencies

As of December 31, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Note 7. Subsequent Events

The Company evaluated events subsequent to December 31, 2025 through March 26, 2026, the date the consolidated financial statements are available to be issued, and no events have occurred that require consideration as adjustments to, or disclosures in, the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Report of Management on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below.

Name	Age	Position	Position Held Since
R. Martin Davies	57	Chairman of the Board and Chief Executive Officer	2025
Janelle Porsov	43	Chief Financial Officer and Treasurer	2025

R. Martin Davies. Mr. Davies is the Global Head of NNC, the land-based asset management division of Nuveen, and is responsible for over $12B of assets extending to more than 3 million acres in 10 countries globally. Mr. Davies’ 30 years in the agriculture industry has included posts within corporate agriculture, consultancy and investment. Prior to joining NNC in September 2014, he led the deployment of institutional investors’ capital into farmland in New Zealand, Australia, Romania, Poland and Chile for Bank of New York Mellon’s asset management subsidiary Insight Investment. After 13 years with the Cooperative Group Farms in the U.K., his lead into agriculture investing was five years spent working on agricultural investment projects for private investors in Poland, Romania, Bulgaria and Ukraine. An Agricultural graduate of the University of Reading, Mr. Davies was Chairman of the 2017 Oxford Farming Conference. He was a 2006 Nuffield Scholar and is a member of the Institute of Agricultural Management and a Director of Nuffield International.

Janelle Porsov. Ms. Porsov is the Head of Finance for NNC. Ms. Porsov oversees the financial operations of all NNC’s foreign and domestic subsidiaries and investment portfolios. She has 12 years of experience in the natural capital industry and is a key member of the financial management team supporting NNC’s strategy and vision to enhance the growth and operating efficiencies of the company. Prior to joining NNC, Janelle spent three years in Deloitte’s External Audit function. Ms. Porsov’s primary clientele at Deloitte included domestic health insurance and global aerospace manufacturing companies. Prior to joining Deloitte, she oversaw the financial operations at a private general engineering and construction firm. Ms. Porsov holds a bachelor of science degree in managerial economics from the University of California, Davis, and a post-baccalaureate accounting certificate from Oregon’s Portland State University. She is a licensed CPA.

Corporate Governance

Code of Business Conduct and Ethics

Prior to commencement of operations, we expect to adopt a Code of Business Conduct and Ethics that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees of the Advisor, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions while they are performing services for us. Our Code of Business Conduct and Ethics, as it relates to those also covered by Nuveen’s code of conduct, will operate in conjunction with, and in addition to, Nuveen’s code of conduct. Our Code of Business Conduct and Ethics will be designed to comply with SEC regulations relating to codes of conduct and ethics.

Governance Guidelines

Prior to commencement of operations, we expect to adopt governance guidelines relating to certain trust governance matters.

Committees

Our entire board of trustees is responsible for supervising our business. However, pursuant to our Bylaws, our board of trustees may delegate some of its powers to one or more committees as deemed appropriate by our board of trustees.

We expect to have an audit committee of the board of trustees (the “Audit Committee”) and may form additional committees in the future.

Audit Committee

We expect to have an Audit Committee. The Audit Committee will operate pursuant to its charter, which will be approved by the board. The charter will set forth the responsibilities of the Audit Committee. The primary function of the Audit Committee will be to serve as an independent and objective party to assist the board of trustees in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting.

Valuation Committee

We expect to have a valuation committee of the board of trustees (the “Valuation Committee”). The primary function of the Valuation Committee will be to assist the board in developing valuation guidelines that contain a comprehensive set of methodologies to be used by the Advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation.

Item 11. Executive Compensation of Executive Officers

We are externally managed and have no employees. Our executive officers serve as officers of the Advisor and are employees of the Advisor or one or more of its affiliates. The Advisory Agreement provides that the Advisor is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Advisor. In addition, we do not reimburse the Advisor for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Advisor’s obligations to us under the Advisory Agreement. Accordingly, the Advisor has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives’ services to us, as the Advisor does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Outstanding Equity Awards as of December 31, 2025

There were no outstanding equity awards of the Company held by our named executive officers as of December 31, 2025.

Compensation of Trustees

We initially intend to compensate each of our non-employee trustees who are not affiliated with Nuveen with an annual retainer of $100,000, plus an additional retainer of $20,000 to the chairperson of our audit committee and an additional retainer of $5,000 to the lead independent trustee. We intend to pay 50% of this compensation in cash, unrestricted stock, or a combination thereof in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. Each such trustee may elect to receive all or a portion of his or her cash compensation in the form of unrestricted stock. The restricted stock will generally vest one year from the date of grant. We do not intend to pay our trustees additional fees for attending board meetings, but we intend to reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including airfare, hotel and food). Our trustees who are affiliated with the Advisor or Nuveen will not receive additional compensation for serving on the board of trustees or committees thereof.

Our board of trustees intends to adopt a stock ownership policy for our independent trustees, pursuant to which each independent director shall be required to own common shares in an amount not less than three times the amount of the annual cash retainer (prior to any election to receive the cash portion in unrestricted stock) commencing with the fifth anniversary of his or her initial appointment to the board of trustees.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and trustees have complied in a timely manner with all applicable Section 16(a) filing requirements except that a Form 3 remains to be filed by each of Mr. Davies and Ms. Porsov.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of trustees because we do not directly compensate our executive officers or reimburse the Advisor for their compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 26, 2026, there are no shares issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence Advisory Agreement

Advisory Agreement

The description below of the advisory agreement between us and the Advisor or its affiliate (the “Advisory Agreement”), which we expect to enter into in connection with the Initial Closing , is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Advisory Agreement, a form of which is expected to be filed as an exhibit to a future filing.

Our board of trustees at all times has oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to the Operating Partnership. Pursuant to the Advisory Agreement that we expect to enter into with our Advisor, our board of trustees has delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.

Services

Under the terms of the Advisory Agreement, the Advisor is responsible for, among other things, the following:

●	serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership’s investments, financing activities and operations;

●	sourcing, evaluating and monitoring our and the Operating Partnership’s investment opportunities and making decisions and executing the acquisition, management, financing and disposition of our and the Operating Partnership’s assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of trustees;
104

●	with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership’s behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;

●	providing us with portfolio management and other related services;

●	serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and

●	engaging and supervising, on our and the Operating Partnership’s behalf and at our and the Operating Partnership’s expense, various service providers.

The above summary is provided to illustrate the material functions which the Advisor performs for us and it is not intended to include all of the services which may be provided to us by the Advisor or third parties.

Term and Termination Rights

The term of the Advisory Agreement is for an initial period of one year, subject to automatic renewals thereafter for an unlimited number of successive one-year periods unless terminated by our board of trustees. Our independent trustees will evaluate the performance of the Advisor before renewing the Advisory Agreement. The Advisory Agreement may be terminated:

●	immediately by us (1) for “cause,” (2) upon the bankruptcy of the Advisor or (3) upon a material breach of the Advisory Agreement by the Advisor;

●	upon 60 days’ written notice by us without cause or penalty upon the vote of a majority of our independent trustees; or

●	upon 60 days’ written notice by the Advisor.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor under the Advisory Agreement.

If the Advisory Agreement is terminated, the Advisor will be entitled to receive its prorated management fee through the date of termination. No termination fees are payable in connection with the termination of the Advisory Agreement. In addition, upon the termination or expiration of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our board of trustees in making an orderly transition of the advisory function. Before selecting a successor advisor, the board of trustees must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

The Advisory Agreement may be assigned by the Advisor to an affiliate of the Advisor without consent.

Compensation of the Advisor

Management Fee. As compensation for its services provided pursuant to the Advisory Agreement, we will pay the Advisor a management fee of (i) 0.95% of the aggregate NAV per annum, payable quarterly in arrears for Class A-I shares; (ii) 1.15% of the aggregate NAV per annum, payable quarterly in arrears for Class A-II shares; and (iii) 1.25% of the aggregate NAV per annum, payable quarterly in arrears for Class I, S and D shares. Any management fee will be calculated and paid to the Advisor on a class-by-class basis, based on the NAV, which will be provided monthly by the Advisor, of each applicable class of our shares. Additionally, to the extent that our Operating Partnership issues OP Units in the future to parties other than us, our Operating Partnership will pay our Advisor an annual management fee (payable quarterly in arrears) of 0.95% of the aggregate NAV represented by Class A-I units, 1.15% of the aggregate NAV represented by Class A-II units, and 1.25% of the aggregate NAV represented by Class I units, Class

S units and Class D units, respectively. In calculating the Advisor’s management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation interest, ongoing annual shareholder servicing fees or distributions payable on our shares.

The management fee will be paid, at the Advisor’s election, in cash, Class A-I shares and/or Class A-I units of the Operating Partnership. Any repurchase requests by the Advisor will be consistent with the Advisor’s fiduciary duties to us and our shareholders. Any such Class A-I shares and Class A-I units will not be subject to the Nuveen Repurchase Limitation or any other limitations under the share repurchase plan.

Performance Participation. So long as our Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest (the “Performance Participation Interest”) in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each as defined below) for Class A-II, Class I, Class S, and Class D shares. For Class A-I shares, the Performance Participation Interest will entitle the Special Limited Partner to receive an allocation from the Operating Partnership equal to 9% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-up (each as defined below). Such allocation will be measured on a calendar year basis, made annually and accrued monthly.

Distributions on the Performance Participation Interest may be payable in cash, certain classes of OP Units or any combination thereof at the election of the Advisor.

Specifically, the Special Limited Partner will be allocated a Performance Participation Interest in an amount equal to:

●	First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amounts (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Advisor equals 12.5% (and in respect of any Class A-I units in the Operating Partnership only, 9%) of the sum of (x) the Hurdle Amount for that period and (y) any amount paid to the Advisor to this clause (this is commonly referred to as a “Catch-Up”); and

●	Second, to the extent there are remaining Excess Profits, 12.5% (and in respect of any Class A-I units in the Operating Partnership only, 9%) of such remaining Excess Profits.

“Total Return” for any period since the end the of the prior calendar year shall equal the sum of:

●	All distributions accrued or paid (without duplication) on all of the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year (the “Performance Participation Units”) and

●	The change in aggregate NAV of the Performance Participation Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances Performance Participation Units, (y) any Performance Participation Interest accrual and (z) applicable shareholder servicing fee expenses (including any payments to the Company for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of Performance Participation Units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Performance Participation Units.

“Hurdle Amount” for any period during a calendar year means that amount that results in a 6.0% annualized internal rate of return on the NAV of the Performance Participation Units outstanding at the beginning of the then-current calendar year and all Performance Participation Units issued since the beginning of the then current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Performance Participation Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Performance Participation Units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Participation Interest and applicable shareholder servicing fee expenses. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Performance Participation Units redeemed during such period, which units will be subject to the performance participation allocation upon redemption as described below.

Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” will initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Performance Participation Units redeemed during such year, which units will be subject to the performance participation allocation upon redemption as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation allocation. This is referred to as a “High Water Mark.”

The Special Limited Partner will receive a performance participation with respect to all Performance Participation Units that are redeemed at the end of any quarter in an amount calculated as described herein with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit redemption will be reduced by the amount of any such performance participation.

Allocations on the Performance Participation Interest may be payable in cash or OP Units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive OP Units, the Advisor may request the Operating Partnership to redeem such units from the Advisor. Any such redemption requests will not be subject to the Early Repurchase Deduction (as defined above) or a minimum holding period.

Expense Reimbursement. The Advisor has agreed to advance all of our initial organization and offering expenses through the first anniversary of the Initial Closing (the “Initial Expenses”) on our behalf  and behalf of the Operating Partnership in connection with our formation and the raising of equity capital, including (without limitation) the following: legal, accounting and printing fees and other expenses attributable to our organization, our preparation of the private offering memorandum and registration statement, registration and qualification of our common shares with the SEC, filing fees incurred by the Advisor, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding the Upfront Sales Load the ongoing annual shareholder servicing fees and expenses in connection with filings under the Exchange Act other than the registration statement.

The Advisor has agreed to defer reimbursement through the first anniversary following the Initial Closing. We will reimburse our Advisor for all such Initial Expenses ratably over the 60 months following the first anniversary of the Initial Closing. The Advisor reserves the right to waive any portion of its reimbursement at its discretion. The Advisor may elect to receive all or a portion of such reimbursements in the form of cash, Class A-I Shares and/or Class A-I units. Wholesaling compensation expenses of persons associated with the Intermediary Manager will be paid by the Intermediary Manager without reimbursement from the Company.

After the first anniversary of the Initial Closing, we will reimburse the Advisor for any organization and offering expenses that it incurs on our behalf as and when incurred.

Except as otherwise disclosed herein, we do not intend to pay the Advisor any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Advisor) or other similar fees in connection with making investments. We will, however, reimburse the Advisor for out-of-pocket expenses in connection with (1) the actual costs of goods and services used by us and obtained from third parties, including fees paid to administrators, attorneys, technology providers and other service providers, and brokerage fees paid in connection with the purchase and sale of investments, (2) expenses of managing and operating the Company’s agricultural properties, whether payable to an affiliate or non-affiliated person, and (3) expenses related to personnel of the Advisor performing services for the Company other than those who provide investment advisory services or serve as our executive officers or trustees. The Company may retain third parties, including certain of the Advisor’s affiliates, for services relating to its investments or operations. Any fees paid to the Advisor’s affiliates for any such services will not reduce the management or other fees payable by the Company. We will also make payments to third parties or certain of the Advisor’s affiliates in connection with making investments.

Operating Partnership Agreement

The description below of the Operating Partnership Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Operating Partnership Agreement, a form of which is expected to be filed as an exhibit to a future filing.

Management of Our Operating Partnership

The Operating Partnership will acquire and hold assets on our behalf.

We intend to hold substantially all of our assets in the Operating Partnership or in subsidiary entities in which the Operating Partnership owns an interest. For purposes of satisfying the asset and gross income tests for qualification as a REIT for U.S. federal income tax purposes, our proportionate share of the assets and income of the Operating Partnership will be deemed to be our assets and income.

We are and expect to continue to be the sole general partner of the Operating Partnership. As of the date of this Annual Report, we are the sole general partner of the Operating Partnership and the Special Limited Partner owns a special limited partner interest in the Operating Partnership.

As the sole general partner of the Operating Partnership, we have the exclusive power to manage and conduct the business of the Operating Partnership. A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. No limited partner of the Operating Partnership may transact business for the Operating Partnership, or participate in management activities or decisions, except as provided in the partnership agreement and as required by applicable law. We may not be removed as general partner by the limited partners. Our board of trustees will at all times have oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to the Operating Partnership. However, pursuant to the Advisory Agreement, we have delegated to the Advisor authority to make decisions related to the management of our and the Operating Partnership’s assets, including sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees.

The Special Limited Partner has expressly acknowledged and any future limited partners of the Operating Partnership will expressly acknowledge that we, as general partner, are acting on behalf of the Operating Partnership, ourselves and our shareholders, collectively. Neither we nor our board of trustees is under any obligation to give priority to the separate interests of the limited partners of the Operating Partnership or our shareholders in deciding whether to cause the Operating Partnership to take or decline to take any actions. If there is a conflict between the interests of our shareholders on the one hand and the Operating Partnership’s limited partners on the other, we will endeavor in good faith to resolve the conflict in a manner not adverse to either our shareholders or the Operating Partnership’s limited partners, provided, however, that for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our shareholders or the Operating Partnership’s limited partners may be resolved in favor of our shareholders. We are not liable under the partnership agreement to the Operating Partnership or to any of its limited partners for monetary damages for losses sustained, liabilities incurred or benefits not derived by such limited partners in connection with such decisions, provided that we have acted in good faith.

The partnership agreement generally requires that the Operating Partnership be operated in a manner that will enable us to (a) satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes, unless we otherwise cease to qualify as a REIT, (b) avoid any U.S. federal income or excise tax liability and (c) ensure that the Operating Partnership will not be classified as a “publicly traded partnership” that is taxable as a corporation.

Capital Contributions

We intend to contribute the net proceeds from our private offering, after payment of fees and expenses attributable to our offering and operations, to the Operating Partnership as capital contributions. However, we will be deemed to have made capital contributions in the amount of the gross offering proceeds received from investors, and the Operating Partnership will be deemed to have simultaneously paid the fees, commissions and other costs associated with the private offering and our operations.

If the Operating Partnership requires additional funds at any time in excess of capital contributions made by us, the Operating Partnership may borrow funds from a financial institution or other lenders or we or any of our affiliates may provide such additional funds through loans, the purchase of additional partnership interests or otherwise (which we or such affiliates will have the option, but not the obligation, of providing). In addition, the Operating Partnership may admit additional limited partners whose investments may be subject to a different management fee and repurchase limitations if our board of trustees concludes in good faith that such admittance is in our best interest.

Description of Units

In general, the Class A-I, Class A-II, Class I, Class S and Class D units are intended to correspond on a one-for-one basis with our Class A-I, Class A-II, Class I, Class S and Class D Shares, respectively. When we receive proceeds from the sale of common shares, we will contribute such proceeds to the Operating Partnership and receive Operating Partnership units that correspond to the classes of our shares sold.

Issuance of Additional Limited Partnership Interests

As sole general partner of the Operating Partnership, we will have the ability to cause the Operating Partnership to issue additional limited partnership interests, preferred partnership interests or convertible securities.

Our Operating Partnership allows us to be organized as an UPREIT. A transfer of property directly to a REIT is generally a taxable transaction to the transferring property owner. In an UPREIT structure, an owner of appreciated property who desires to defer taxable gain on the transfer of such property may, subject to meeting applicable tax requirements, transfer the property to the Operating Partnership in exchange for limited partnership interests on a tax-free basis. Being able to offer an owner the opportunity to defer taxation of gain until the seller disposes of its interest in the Operating Partnership may give us a competitive advantage in acquiring desired agricultural properties relative to buyers who cannot offer this opportunity.

In addition, investing in the Operating Partnership, rather than in our common shares, may be more attractive to certain institutional or other investors due to their business or tax structure.

Special Limited Partner Interest

So long as our Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest (the “Performance Participation Interest”) in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership equal to 12.5% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each as defined below) for Class A-II, Class I, Class S, and Class D units. For Class A-I units, the Performance Participation Interest will entitle the Advisor to receive an allocation from the Operating Partnership equal to 9% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-up. Such allocation will be measured on a calendar year basis, made annually and accrued monthly.

Transferability of Interests

We may not transfer all or any portion of our interest in the Operating Partnership or withdraw as general partner of the Operating Partnership except as provided, or in connection with a transaction contemplated, by the partnership agreement. Except as otherwise provided herein or in the partnership agreement, we may not engage in any merger, consolidation or other combination with or into another person or the sale of all or substantially all of our assets (other than in connection with a change in our state of incorporation or organizational form), in each case which results in a change of control of us, unless the consent of limited partners of the Operating Partnership holding more than 50% of the “percentage interests” (as defined below) of the limited partners is obtained. “Percentage interest” is the percentage determined by dividing (i) the capital contributions of a general or limited partner to the Operating Partnership by (ii) the sum of the capital contributions of all general or limited partners to the Operating Partnership.

Notwithstanding the foregoing, (i) we may transfer all or any portion of our interest in the Operating Partnership to (A) a wholly owned subsidiary of us or (B) the owner of all of our ownership interests, and following a transfer of all of our interest in the Operating Partnership, we may withdraw as general partner of the Operating Partnership; and (ii) we may engage in a transaction that is not required by law, or by the rules of any national securities exchange on which our shares are listed, to be submitted to the vote of our shareholders.

The limited partners may not transfer their interests in the Operating Partnership, in whole or in part, without our written consent, as general partner.

Exculpation

We, as general partner, are not liable to the Operating Partnership or limited partners for errors in judgment or other acts or omissions not amounting to willful misconduct or gross negligence since provision has been made in the partnership agreement for exculpation of the general partner. Therefore, purchasers of interests in the Operating Partnership have a more limited right of action than they would have absent the limitation in the partnership agreement.

Indemnification

The partnership agreement provides for the indemnification of us, as general partner, as well as our officers, directors, employees and such other persons as we may designate, by the Operating Partnership for liabilities incurred in dealings with third parties related to the operations of the Operating Partnership. To the extent that the indemnification provisions purport to include indemnification of liabilities arising under the Securities Act, in the opinion of the SEC, such indemnification is contrary to public policy and therefore unenforceable.

Intermediary Manager Agreement

We have entered into an Intermediary Manager Agreement with the Intermediary Manager, a broker-dealer affiliated with the Advisor, registered with the SEC and member of FINRA, pursuant to which the Intermediary Manager has agreed to, among other things, manage our relationships with third-party broker-dealers and financial advisors engaged by the Intermediary Manager to participate in the distribution of our common shares, which we refer to as “participating broker-dealers and financial advisors,” and other intermediaries and investment professionals. The Intermediary Manager manages our relationships with participating broker dealers and financial advisors, and coordinates marketing and distribution efforts with participating broker dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We and the Advisor do not currently expect to pay any Intermediary Manager fees to the Intermediary Manager in connection with our private offering, but such fees may be paid in the future with respect to existing share classes or new share classes and vary among classes. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares.

There is an Upfront Sales Load and we will pay shareholder servicing fees.

From time to time, we, our Advisor or our Intermediary Manager may enter into agreements with placement agents or broker-dealers to offer our common shares. Our Advisor may pay certain placement or “finder’s” fees in connection with our offering of common shares. In addition, investors who purchase shares through a placement agent may be required to pay a fee or commission directly to the placement agent. If you are purchasing shares through a placement agent, you should request additional information from your salesperson or financial intermediary.

Indemnification Agreements with Trustees and Officers

We intend to enter into indemnification agreements with each of our trustees and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our trustees and executive officers in connection with any claims, suits or proceedings brought against such trustees and executive officers as a result of his or her service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our Declaration of Trust. We also intend to maintain a trustees and officers insurance policy.

Sale of Shares to Affiliates of Nuveen and TIAA

We have not yet commenced operations.

Following the Initial Closing and the acquisition of our Initial Portfolio, an affiliate of Nuveen intends to make an investment of at least $25 million in the Company in exchange for Class A-I Shares of the Company. The Nuveen affiliate will agree not to request the repurchase under our share repurchase program of any Class A-I Shares issued in exchange for the Nuveen investment until at least five years after the date of the Initial Closing.

Initial Portfolio

Subject to and in connection with the Initial Closing, we intend to commence operations and acquire the Initial Portfolio from a subsidiary of TIAA.

Conflicts of Interest

There are certain inherent and potential conflicts of interest among TIAA, Nuveen, and their respective affiliates, including the Advisor and NNC, and their respective members, officers, trustees, employees and principals, on the one hand, and the Company on the other. Certain potential conflicts of interest are discussed below. The foregoing list of conflicts of interest does not purport to be a complete enumeration or explanation of all potential conflicts of interest relating to the Company. TIAA, Nuveen and their respective affiliates and personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that TIAA, Nuveen and their affiliates determine in their good faith judgment constitutes an actual conflict of interest, TIAA, Nuveen and their affiliates may take such actions as they determine in good faith may be necessary or appropriate to ameliorate the conflict and will be relieved of any liability for such conflict to the fullest extent permitted by law and shall be deemed to have satisfied applicable fiduciary duties related thereto to the fullest extent permitted by law. The re can be no assurance that TIAA, Nuveen and their affiliates will identify or resolve all conflicts of interest in a manner that is favorable to the Company. Potential investors should read this section and the entire private offering memorandum and consult with their own advisors before making a determination whether to invest. By acquiring shares in the Company, each investor will be deemed to have acknowledged and consented to the existence or resolution of any such actual, apparent or potential conflicts of interest and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest.

Allocation of Investment Opportunities

The Advisor, NNC and their respective affiliates engage in a broad spectrum of investment activities that are independent from, and may from time to time conflict with, the Company.

The Advisor, NNC and their respective affiliates will provide, directly and indirectly, agricultural investment advice and perform related services for entities and accounts in addition to the Company, including agriculture funds and accounts, one or more nature-based solutions funds, one or more geographic and/or sector-specific funds and other existing or future clients, similar to the advice to be provided and services to be performed with respect to the

Company. Such accounts may have investment objectives and policies comparable to those of the Company, may be in competition with the Company, and in certain circumstances, may have investment allocation priority over certain investment opportunities that are otherwise suitable for the Company. New funds and other accounts may be formed in the future with objectives which are the same as or similar to the Company’s objectives and which may be in competition with the Company for investment opportunities.

The interests of other funds or accounts managed or advised by TIAA, Nuveen or their affiliates, and TIAA’s and Nuveen’s obligations to those funds and accounts, may conflict with the interests of the Company.

Nuveen currently sponsors, and expects to continue to sponsor and manage, a variety of investment funds. For example, in the future, Nuveen and its affiliates reserve the right, and expect, to sponsor other new investment vehicles or other accounts that pursue investment strategies that potentially will overlap with the Company. The investment mandate for any such investment vehicles, including without limitation single investor separate accounts, also potentially will target farmland and related investments in the United States that the Company does or may target for future investments. In the event the Advisor or its affiliates identifies a potential investment opportunity for the Company that might also be made by one or more other funds or clients advised or managed by the Advisor or one of its affiliates, the decision as to the suitability of the potential investment by a particular fund or client will be made by Nuveen, in its sole discretion, and pursuant to its written allocation policies relating to agriculture assets. In making any such determination, Nuveen reserves the right to consider factors it deems relevant with respect to the applicable investment opportunity, including: alignment to a fund’s investment strategy (including consideration of geography and/or crop or species type, relationship and synergy with a fund’s existing portfolio, portfolio diversification considerations (e.g., geographical location, climate, water source and/or currency), any existing contractual requirements (whether under a fund’s governing documents or a binding commitment to make a subsequent purchase arising from a prior transaction), investment structure, specific geographical regulatory or legal requirements). In some cases, Nuveen may be required to offer other funds and clients the first opportunity to invest in certain investment opportunities sourced by the Advisor that fit the applicable investment objectives and are within the scope of such fund’s investment guidelines and suitable for such fund’s available capital for deployment and diversification considerations, the investment’s size, type, location, anticipated risk and rate of return, and holding period, among other relevant considerations. Nuveen’s allocation policies with respect to agricultural assets are subject to revision from time to time by Nuveen in its sole discretion and without notice to any investor or prospective investor.

This may result in situations where investment opportunities that might be appropriate for the Company will not be presented to the Company.

The Advisor and its affiliates will seek to mitigate potential conflicts of interest and seek to ensure that client accounts are treated in a manner that is fair and equitable over time and in consideration of all relevant facts and circumstances. The application by the Advisor and its affiliates of such mitigation efforts is expected to vary based on the particular facts and circumstances, and, as such, investors should expect some degree of variation, and potentially inconsistency, in the manner in which potential, or actual, conflicts of interest are addressed by the Advisor and its affiliates. While the Advisor and its affiliates will seek to resolve all such conflicts in an impartial manner, there can be no assurance that their own interests (including the interests of TIAA or Nuveen) will not influence its conduct.

Co-Investment Opportunities

From time to time, Nuveen or its affiliates may present opportunities to co-invest in investments alongside the Company or one or more third parties. Nuveen, TIAA and their affiliates may earn fees (including performance fees or other performance compensation) with respect to co-investment capital raised to invest alongside the Company. Although such co-investments would generally provide for co-investors to make investments in underlying assets on substantially the same terms as are available to the Company, potential conflicts may be inherent in, or arise from, Nuveen’s or its affiliates’ discretion in determining when to make such opportunities available, which potential co-investors are offered such opportunities and the economic and other terms of such co-investments. In addition, once such co-investments are made, the interests of the Company and the interests of co-investors may subsequently diverge, and the economic terms (including carried interest terms) associated with the Company and/or the co-investors may create conflicts in ongoing management and operation of certain investments. For example, the obligations of co-investors to fund capital contributions alongside the Company in an investment opportunity will generally be capped by each co-investor’s specific capital commitment to the investment opportunity, but there may be unexpected cost-overruns or other capital needs for the investment beyond the capital commitments made by co-investors, which may result in the Company investing disproportionately more capital in an investment opportunity to make up for a shortfall and there may be limited remedies against such a co-investor related to such a shortfall. In addition, the Company may provide guarantees or other credit support or similar arrangements for the benefit of the co-investors with a requirement for the co-investors to indirectly reimburse the Company for their pro rata share of amounts payable in connection with any such arrangements; however, this reimbursement obligation may also be subject to each co-investor’s specific capital commitment to the investment opportunity. In the case of investment opportunities that are pursued along with co-investors but ultimately are not consummated, the Company (and any other funds or accounts managed or advised by TIAA, Nuveen or their affiliates that were expected to participate in the investment) is expected to bear (as operating expenses of the Company) all obligations, liabilities, break-up fees, costs, other fees or expenses that would have been borne directly or indirectly by some or all co-investor(s) if the relevant co-investment had been completed, subject to any restrictions in the governing documents of the Company or applicable other funds or accounts managed or advised by TIAA, Nuveen or their affiliates, applicable law or as may otherwise be agreed by a co-investor. As a result, investors in the Company should expect that they will bear a prospective co-investors’ proportionate share of such amounts in the event of a transaction that is not completed.

Nuveen and its affiliates typically will consider various factors in connection with allocation of a co-investment opportunity, such as a potential co-investor’s (i) expressed interest in co-investment opportunities, (ii) capacity to evaluate the merits and risks of a prospective investment, based on such person’s knowledge and experience in financial and business matters; (iii) expertise of the prospective co-investor in the industry to which the investment opportunity relates; (iv) perceived ability to quickly execute on transactions; (v) tax, regulatory and/or securities law considerations (e.g., qualified purchaser or qualified institutional buyer status); (vi) confidentiality concerns that may arise in connection with providing the prospective co-investor with specific information relating to the investment opportunity; (vii) the Nuveen’s (or the applicable affiliate’s) perception of whether the investment opportunity may subject the prospective co-investor to legal, regulatory, reporting, or other burdens that make it less likely that the prospective co-investor would act upon the investment opportunity if offered or would impair Nuveen’s (or the applicable affiliate’s) ability to execute the relevant transaction in the desired time or on desired terms; (viii) whether Nuveen (or the applicable affiliate) believes that allocating investment opportunities to an investor or other person will help establish, recognize, strengthen and/or cultivate relationships that have the potential to provide longer-term benefits to the Company or Nuveen (or the applicable affiliate); and (ix) a prospective co-investor’s willingness to invest in future investment vehicles.

Services by Affiliates

Nuveen and its affiliates will provide agricultural asset management services and will be paid for such services. In addition, TIAA, Nuveen and their respective affiliates or related companies may, directly or indirectly provide certain other services to the Company and/or the Company’s farmland properties that are in addition to the investment management and agricultural asset management services described herein, and may receive additional fees for such services. These include services that would typically be performed for the Company by third parties. While it is expected that fees for any such services will not be less favorable to the Company than would be generally available in an arm’s length transaction from experienced and unaffiliated parties, such fees will not be determined through arm’s-length negotiation. Any such fees will be solely for the account of TIAA, Nuveen or their respective affiliates providing such services, as applicable, and will not be shared with the Company.

Separately, the Company, TIAA, Nuveen or their affiliates may, as a result of the Company’s investments or operations, be in possession of and sell or license data related to agriculture and related assets that may be valuable to third parties. A portion of the proceeds of such data sales or licenses are expected to inure to the benefit of the Company, but Nuveen or its affiliates may be entitled to a portion of the proceeds as compensation for facilitating the data processing and sales.

Other Activities of TIAA, Nuveen and their Affiliates and Personnel

The Advisor will devote such portion of their time to the affairs of the Company as it in good faith considers necessary for the proper performance of its duties. Other activities of the Advisor, including activities related to other investment funds or accounts, may require the Advisor to devote substantial amounts of its time to matters unrelated to the business of the Company. While the Advisor may experience conflicts in the allocation of management and staff time, services and functions among the Company and other clients, the Advisor believes it will have sufficient staff available to discharge its responsibilities to the Company.

Valuations

Generally, there will be no readily available market for a substantial number of the Company’s investments and, hence, most of the Company’s investments will be difficult to value. Valuations of the Company’s investments will be determined pursuant to our valuation guidelines. When estimating fair value, the Company’s valuation policies will apply a methodology our Advisor determines to be appropriate based on accounting guidelines and the applicable nature, facts and circumstances of the respective investments. Valuations are subject to multiple levels of review. However, the process of valuing investments for which reliable market quotations are not available is based on inherent uncertainties and the resulting values may differ from values that would have been determined had an active market existed for such investments and may differ from the prices at which such investments ultimately may be sold. The exercise of discretion in valuation may give rise to conflicts of interest.

Management Fees

The Advisory Agreement provides that the management fee will be calculated and charged based on the Company’s net asset value. The Advisor has some discretion in determining the net asset value of the Company, and such determinations would have an impact on the amount of management fees payable by the Company to the Advisor. The value of an investment may not reflect the price at which the investment could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. The valuation of such investments will be determined by the Advisor and the Company in accordance with procedures set forth in this Annual Report. Under certain circumstances, the valuation of investments could affect the amount and timing of the management fees. As a result, there may be circumstances where the Advisor is incentivized to determine valuations that may be higher than the actual fair value of investments. As such, the Advisor may have conflicts of interest when making such a determination and may specifically be incentivized to delay or avoid writing off and abandoning an assets in order to receive higher management fees. The Advisor retains discretion (and reserves the right) to make different determinations under seemingly similar circumstances that it considers reasonable.

Overlapping Investment Periods

As described above, it is anticipated that the Company may be pursuing new investments during the “exclusivity period” of other investment vehicles managed by Nuveen or its affiliates, during which time Nuveen or its affiliates may be required to offer certain investment opportunities to other investment vehicles rather than the Company, to the extent that it concludes that such opportunities are within the scope of such other investment vehicle’s investment guidelines and suitable for such other investment vehicle, taking into account such other investment vehicle’s available capital for deployment and diversification considerations, the investment’s size, type, location, anticipated risk and rate of return, and holding period, and other relevant considerations. In the event that, during another investment vehicle’s “exclusivity period” Nuveen or its affiliates determine that in light of the foregoing considerations that a particular investment opportunity is not suitable for such other investment vehicle or exceeds a particular investment allocation to such other investment vehicle, Nuveen or its affiliates may offer such opportunity, or any excess portion of such opportunity, to the Company. In the future, similar “exclusivity periods” could apply to various existing or future investment vehicles managed by Nuveen and its affiliates with investment strategies that overlap with the Company.

Diverse Investor Group

The investors may have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual investors may relate to or arise from, among other things, the nature of investments made by the Company, the structuring or the acquisition of the Company’s investments and the timing of disposition of the Company’s investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Advisor, including with respect to the nature or structuring of the Company’s investments, that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In selecting and structuring the Company’s investments, the Advisor will consider the investment and tax objectives of the Company and its investors as a whole, and not the investment, tax or other objectives of any investors individually.

Effect of Fees and Expenses on Returns

Fees and expenses of the Company will generally be paid regardless of the Company’s profitability or performance. If the Company does not produce significant positive investment returns, these fees and expenses could reduce the amount recovered by an investor to less than such investor’s investment in the Company.

Service Providers

Certain advisors and other services providers, or their affiliates, (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms and certain other advisors and agents) to the Company, TIAA, Nuveen, subsidiaries, investment entities or their affiliates may also provide goods or services to or have business, personal, political, financial or other relationships with the Company, TIAA, Nuveen, subsidiaries or investment entities or their affiliates. Such advisors and service providers may be investors in the Company, affiliates of TIAA and/or Nuveen, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence TIAA or Nuveen in deciding whether to select or recommend such a service provider to perform services for the Company or an investment entity (the cost of which will generally be borne directly or indirectly by the Company or such investment entity, as applicable). Service providers will generally not be selected solely on the basis of cost, rather service providers will generally be selected by considering a number of factors which may include, among other considerations, prior services provided by a service provider, the overall relationship between a service provider and the Company, TIAA, Nuveen, subsidiaries, investment entities and their affiliates, including any additional services provided by such service provider, and the qualifications and reputation of the service provider. In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to TIAA, Nuveen or their affiliates as compared to services provided to the Company and its portfolio entities, which in certain circumstances may result in more favorable rates or arrangements than those payable by the Company or such portfolio entities.

Other Considerations

No Independent Advice

The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by Nuveen and are not the result of arm’s length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.

Certain Business Relationships

Our current trustee and officer is a director, officer or employee of NNC, an affiliate of Nuveen.

Trustee Independence

We currently have a single-member board, however in connection with the Initial Closing, we may appoint additional trustees, some of which will be independent of us, the Advisor, Nuveen and its affiliates. Our Declaration of Trust provides that the number of trustees may be increased or decreased only by our board of trustees pursuant to our bylaws. Our bylaws provide that the number of trustees may not be fewer than one nor more than fifteen, unless we amend our bylaws. Although our Declaration of Trust does not require a minimum number of independent trustees, our bylaws are expected to require that the majority of our board of trustees consist of independent trustees.

Promoters and Certain Control Persons

The Advisor may be deemed a promoter of the Company. We expect to enter into the Advisory Agreement with the Advisor. The Advisor, for its services to us, will be entitled to receive the management fee in addition to the reimbursement of certain expenses. We also expect to enter into the Operating Partnership Agreement, pursuant to which the Special Limited Partner will be entitled to receive a performance participation distribution. Further, under the Advisory Agreement and Declaration of Trust, we expect, to the extent permitted by applicable law, to indemnify the Advisor and certain of its affiliates.

Item 14. Principal Accounting Fees and Services Independent Auditors

During the year ended December 31, 2025, PricewaterhouseCoopers LLP (“PwC”) served as our independent auditor.

Audit and Non-Audit Fees

The following table sets forth the fees billed by PwC as of the date of this filing for the period from July 21, 2025 (Inception) through December 31, 2025 (in thousands):

	For the period from July 21, 2025 (Inception) through December 31, 2025
Audit fees		$90
Audit-related services	-	-
Tax fees	-	-
All other fees	-	-
Total:		$90

Audit Fees

Audit fees include fees for services that normally would be provided by PwC in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-related services

Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees include amounts billed to us for professional services performed by professional staff in our independent registered public accounting firm’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and advice, including federal, state and local tax issues. Services may also include assistance with tax audits and appeals before the U.S. Internal Revenue Service and similar state and local taxing authorities, as well as federal, state and local tax issues related to REIT due diligence of property acquisitions.

All other fees

These are fees for any services not included in the above-described categories.

Pre-Approval Policies and Procedures

Upon the formation of our Audit Committee, the Audit Committee will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

Part IV.

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this annual report:

1. Financial Statements: The financial statements contained herein are set forth on pages 92 to 100 of this Annual Report.

2. Financial Statement Schedules: Refer to Index to Financial Statements contained herein on page 92 of this Annual Report on Form 10-K. The information required by Schedule III and Schedule IV is included in the Notes to Consolidated Financial Statements.

3. Exhibits:

Exhibit No.	Description

3.1	Certificate of Trust of the Company, dated July 18, 2025 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

3.2*	Form of Amended and Restated Declaration of Trust of Nuveen Farmland REIT (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

3.3*	Form of Bylaws of Nuveen Farmland REIT (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

4.1*	Form of Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

4.2*	Form of Share Repurchase Plan of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

10.1*	Form of Intermediary Manager Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

10.2*	Form of Participating Broker-Dealer Agreement (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

10.3*	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

21*	Subsidiaries of the Registrant
117

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nuveen Farmland REIT

By:	/s/ R. Martin Davies
	Name:	R. Martin Davies
	Title:	Chairman of the Board and Chief Executive Officer

Date: March 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Martin Davies	Chairman of the Board and Chief Executive Officer	March 26, 2026
R. Martin Davies	(Principal Executive Officer)

/s/ Janelle Porsov	Chief Financial Officer and Treasurer	March 26, 2026
Janelle Porsov	(Principal Financial Officer)
119