Form 10-Q
period 2026-03-31
Nuveen Farmland REIT
filed 2026-05-13
CIK 2085428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 000-56779

Nuveen Farmland REIT
(Exact name of Registrant as specified in its Charter)

Maryland	39-7054558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West Wacker Drive Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 917-7700

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
There is currently no established market for the registrant’s common shares of beneficial interest.
As of May 13, 2026, the issuer had no common shares issued and outstanding.

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Farmland REIT
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2026	December 31, 2025
ASSETS
Cash	$1	$1
Total Assets	$1	$1
LIABILITIES & EQUITY
Liabilities
Related party payable	$1	$1
Total Liabilities	$1	$1
Commitments and Contingencies (See Note 6)
Total Equity	$—	$—
Total Liabilities & Equity	$1	$1
The accompanying notes are an integral part of the consolidated financial statements.

Nuveen Farmland REIT
Notes to the Consolidated Balance Sheets (Unaudited)
Note 1. Organization and Business Purpose
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
As of March 31, 2026, the Company had neither purchased nor contracted to purchase any investments. In connection with the date that the Company first receives cash from subscriptions in connection with the Company’s ongoing private offering (the “Initial Closing”), the Company may acquire one or more initial assets (the “Initial Portfolio”) from a subsidiary of TIAA. As of March 31, 2026 we have not yet acquired any assets. TIAA and/or an affiliate of Nuveen intend to make an investment of at least $25 million, comprised of a mix of cash and assets, some of which may make up a portion of the Initial Portfolio in the Company, in exchange for Class A-I Shares. As of March 31, 2026, the Advisor had not identified assets in which it is probable that the Company will invest.
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
Note 3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of operations, comprehensive income, changes in equity and cash flows have not been presented because the Company has not commenced operations and has nominal assets and liabilities.
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
Cash
Cash represents cash held in banks. The Company had no bank balances in excess of federally insured amounts as of March 31, 2026. The Company deposits its cash with high credit-quality institutions to minimize credit risk.
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
As of March 31, 2026, the Advisor and its affiliates have incurred organization and offering expenses of approximately $1.6 million. These organization and offering expenses are not recorded in the accompanying consolidated balance sheets because such costs are not the Company’s liability until the date, if any, on which it is probable that the Company will commence operations. As of such date, the Company will record organizational expenses as incurred, and offering expenses will be charged to equity. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheets.
Segment Reporting
In accordance with FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company operates through a single operating and reporting segment. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income under GAAP. As the Company’s operations consist of a single reporting segment, the segment assets are the same as those reflected in total assets on the accompanying consolidated balance sheets.
New Accounting Pronouncements
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

Note 4. Related Party Transactions
Initial Closing
In connection with the Initial Closing, the Company may acquire the Initial Portfolio from a subsidiary of TIAA. TIAA and/or an affiliate of Nuveen intend to make an investment of at least $25 million, comprised of a mix of cash and assets, some of which may make up a portion of the Initial Portfolio in the Company, in exchange for Class A-I Shares. As of March 31, 2026, the Advisor had not identified assets in which it is probable that the Company will invest.
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
The Advisor receives a management fee, payable quarterly in arrears, in connection with the management of the Company, as follows:

	Class A-I Shares	Class A-II Shares	Class I Shares	Class S Shares	Class D Shares
Management Fee (% of NAV for shares)	0.95%	1.15%	1.25%	1.25%	1.25%
In calculating the Advisor’s management fee, NAV is determined before giving effect to accruals for the management fee, performance participation interest, ongoing annual shareholder servicing fees or distributions payable on Company shares. As of March 31, 2026, there is no management fee accrued as there were no shares outstanding.
Additionally, to the extent the Nuveen OP issues OP Units to parties other than the Company, the Advisor receives a management fee from Nuveen OP, payable quarterly in arrears, in connection with the management of the Company, as follows:

	Class A-I OP Units	Class A-II OP Units	Class I OP Units	Class S OP Units	Class D OP Units
Management Fee (% of NAV for OP Units)	0.95%	1.15%	1.25%	1.25%	1.25%
As of March 31, 2026, there is no management fee accrued as there were no OP Units outstanding.
Related Party Payable
The Advisor has advanced $1,000 in a non-interest bearing payable (the “Initial Capitalization”) to the Company. The Company will reimburse the Advisor for the Initial Capitalization ten (10) business days after the Initial Closing.

Fees Due to Affiliated Service Providers
The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including, without limitation, property management and operations services, as well as services related to consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. As of March 31, 2026, the Company has not retained an affiliate of the Advisor for any such services.
Fees Due to Intermediary Manager
The Company has entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with Nuveen Securities, LLC (the “Intermediary Manager”) as the intermediary manager for the Offering. The Intermediary Manager is a registered broker-dealer affiliated with the Advisor. The Company is obligated under the Intermediary Manager Agreement to pay annual shareholder servicing fees with respect to the Class S and Class D Shares distributed in the Offering. The ongoing annual shareholder servicing fees will be paid monthly in arrears. As of March 31, 2026, there is no shareholder servicing fee accrued as there were no shares outstanding.
The Company is obligated under the Intermediary Manager Agreement to pay Upfront Sales Load as a percentage of the transaction price of each Class S Shares and Class D Shares. No Upfront Sales Load is paid in connection with purchases of the Class A-1 Shares, Class A-II Shares, Class I Shares or shares issued pursuant to the Company’s distribution reinvestment plan. The Intermediary Manager anticipates that all or a portion of the Upfront Sales Load will be retained by, or paid to, participating broker-dealers. Any Upfront Sales Load and ongoing annual shareholder servicing fees with respect to Class S Shares and Class D Shares will be paid only to an eligible broker-dealer. As of March 31, 2026, there is no Upfront Sales Load as there were no shares outstanding.
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
Specifically, the Special Limited Partner will be allocated a performance participation interest in an amount equal to:
•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amounts (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Advisor equals 12.5% (and in respect of any Class A-I units in the Operating Partnership only, 9%) of the sum of (x) the Hurdle Amount for that period and (y) any amount paid to the Advisor to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% (and in respect of any Class A-I units in the Operating Partnership only, 9%) of such remaining Excess Profits.
“Total Return” for any period since the end the of the prior calendar year shall equal the sum of:
•All distributions accrued or paid (without duplication) on all of the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year (the “Performance Participation Units”) and
•The change in aggregate NAV of the Performance Participation Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances Performance Participation Units, (y) any performance participation interest accrual and (z) applicable shareholder servicing fee expenses (including any payments to the Company for payment of such expenses).

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
Note 6. Risks and Contingencies
As of March 31, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
Note 7. Subsequent Events
The Company evaluated events subsequent to March 31, 2026 through May 13, 2026, the date the consolidated financial statements were issued, and no events have occurred that require consideration as adjustments to, or disclosures in, the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References herein to the “Company,” “we,” “us,” or “our” refer to Nuveen Farmland REIT and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q. Dollars are in thousands, except for per share amounts.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and elsewhere in this Quarterly Report on Form 10-Q. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). Except as required by law, we do not undertake to update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q.
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
We are structured as a privately placed, non-listed perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Quarterly Report, there is no plan to list our securities on a national securities exchange. As a perpetual-life REIT, our common shares are intended to be sold monthly on a continuous basis at a price generally equal to our prior month’s NAV per share. We intend to elect and qualify to be taxed as a REIT under the Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.
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
We may not achieve our investment objectives. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting agricultural real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
We anticipate that our market risk will include risks from changes in interest rates and commodity prices. Increases in interest rates could increase our interest expense under future borrowings and increases in commodity prices could adversely impact the amount of rent we could charge future tenants.
ITEM 4. Controls and Procedures
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. As of March 31, 2026, there have been no material changes from the risk factors set forth in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, other than as set forth below.
Changes to U.S. tariff and import/export regulations may have an adverse effect on our business, financial condition and results of operations.
There have been significant changes, and continue to be ongoing discussions and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.
Trade negotiations and related government actions may create regulatory uncertainty for us and our tenants or borrowers and adversely affect the profitability of investments.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on importing foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on goods imported from China, Canada and Mexico could further increase costs, decrease margins, reduce competitiveness of products and services offered by current and future tenants and/or borrowers and adversely affect the revenues and profitability of our tenants and/or borrowers whose businesses rely on goods imported from such jurisdictions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We have not yet commenced operations. We anticipate that our private offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) would be pursuant to exemptions provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and applicable state securities laws.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Trust of the Company, dated July 18, 2025 (filed as Exhibit 3.1 to the Company's Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

3.2
Form of Amended and Restated Declaration of Trust of Nuveen Farmland REIT (filed as Exhibit 3.2 to the Company's Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

3.3	Form of Bylaws of Nuveen Farmland REIT (filed as Exhibit 3.3 to the Company's Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

4.1
Form of Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

4.2
Form of Share Repurchase Plan of the Company (filed as Exhibit 4.2 to the Company's Registration Statement on Form 10 (File No 000-56779) filed on September 12, 2025 and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101
*    Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Farmland REIT

May 13, 2026	By:	/s/ R. Martin Davies
		Name:	R. Martin Davies
		Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 13, 2026	By:	/s/ Janelle Porsov
		Name:	Janelle Porsov
		Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)