Form 10-Q
period 2026-06-30
Nuveen Farmland REIT
filed 2026-08-12
CIK 2085428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Type A-I common shares of beneficial interest, par value $0.01 per share
Type A-II common shares of beneficial interest, par value $0.01 per share
Type S common shares of beneficial interest, par value $0.01 per share
Type D common shares of beneficial interest, par value $0.01 per share
Type I common shares of beneficial interest, par value $0.01 per share
(Title of class)
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
As of August 12, 2026, the issuer had no common shares issued and outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Farmland REIT
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2026	December 31, 2025
ASSETS
Cash	$1	$1
Total Assets	$1	$1
LIABILITIES & EQUITY
Liabilities
Related party payable	$1	$1
Total Liabilities	$1	$1
Commitments and Contingencies (See Note 6)
Total Equity	$—	$—
Total Liabilities & Equity	$1	$1
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
As of June 30, 2026, the Company had neither purchased nor contracted to purchase any investments. In connection with the date that the Company first receives cash from subscriptions in connection with the Company’s ongoing private offering (the “Initial Closing”), the Company may acquire one or more initial assets (the “Initial Portfolio”) from a subsidiary of TIAA. As of June 30, 2026 we have not yet acquired any assets. An affiliate of Nuveen intends to make a cash investment of at least $25 million in exchange for Type A-I Shares. As of June 30, 2026, the Advisor had not identified assets in which it is probable that the Company will invest.
Note 2. Capitalization
The Company is authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“Common Shares”), an unlimited number of which are designated as Type A-I common shares (“Type A-I Shares”), Type A-II common shares (“Type A-II Shares”), Type I common shares (“Type I Shares”), Type S common shares (“Type S Shares”), Type S-I common shares (“Type S-I Shares”), Type S-II common shares (“Type S-II Shares”), Type D common shares (“Type D Shares”), Type E common shares (“Type E Shares”) and preferred shares, respectively. The Company is conducting a continuous private offering (the “Offering”), pursuant to which it is offering to sell investors any combination of eight types of Common Shares designated as Type A-I Shares, Type A-II Shares, Type I Shares, Type S Shares, Type S-I Shares, Type S-II Shares, Type D Shares, and Type E Shares, with a dollar value up to $3.0 billion. The share types have different upfront selling commissions (“Upfront Sales Load”), management fees and ongoing annual shareholder servicing fees. The purchase price per share for each type of Common Shares in the Offering varies and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable Upfront Sales Load and Intermediary Manager (as defined below) fees, if any. NAV for each type of share will be determined by the Advisor pursuant to the valuation guidelines adopted by the Company's board of trustees and may differ from equity reflected in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Note 3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. Separate statements of operations, comprehensive income, changes in equity and cash flows have not been presented because the Company has not commenced operations and has nominal assets and liabilities.
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
Cash
Cash represents cash held in banks. The Company had no bank balances in excess of federally insured amounts as of June 30, 2026. The Company deposits its cash with high credit-quality institutions to minimize credit risk.

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
As of June 30, 2026, the Advisor and its affiliates have incurred organization and offering expenses of approximately $1.8 million. These organization and offering expenses are not recorded in the accompanying consolidated balance sheets because such costs are not the Company’s liability until the date, if any, on which it is probable that the Company will commence operations. As of such date, the Company will record organizational expenses as incurred, and offering expenses will be charged to equity. Any amount due to the Advisor but not paid will be recognized as a liability on the consolidated balance sheets.
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
Note 4. Related Party Transactions
Initial Closing
In connection with the Initial Closing, the Company may acquire the Initial Portfolio from a subsidiary of TIAA. An affiliate of Nuveen intends to make a cash investment of at least $25 million in exchange for Type A-I Shares. As of June 30, 2026, the Advisor had not identified assets in which it is probable that the Company will invest.
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
The Advisor receives a management fee, payable quarterly in arrears, in connection with the management of the Company, as follows:

	Type A-I Shares	Type A-II Shares	Type I Shares	Type S Shares	Type S-I Shares	Type S-II Shares	Type D Shares	Type E Shares
Management Fee (% of NAV for shares)	0.95%	1.15%	1.25%	1.25%	0.95%	1.15%	1.25%	—
In calculating the Advisor’s management fee, NAV is determined before giving effect to accruals for the management fee, performance participation interest, ongoing annual shareholder servicing fees or distributions payable on Company shares. As of June 30, 2026, there is no management fee accrued as there were no shares outstanding.
Additionally, to the extent the Nuveen OP issues OP Units to parties other than the Company, the Advisor receives a management fee from Nuveen OP, payable quarterly in arrears, in connection with the management of the Company, as follows:

	Type A-I OP Units	Type A-II OP Units	Type I OP Units	Type S OP Units	Type S-I OP Units	Type S-II OP Units	Type D OP Units	Type E OP Units
Management Fee (% of NAV for OP Units)	0.95%	1.15%	1.25%	1.25%	0.95%	1.15%	1.25%	—
As of June 30, 2026, there is no management fee accrued as there were no OP Units outstanding.
Related Party Payable
The Advisor has advanced $1,000 in a non-interest bearing payable (the “Initial Capitalization”) to the Company. The Company will reimburse the Advisor for the Initial Capitalization ten (10) business days after the Initial Closing.
Fees Due to Affiliated Service Providers
The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including, without limitation, property management and operations services, as well as services related to consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. As of June 30, 2026, the Company has not retained an affiliate of the Advisor for any such services.
Fees Due to Intermediary Manager
The Company has entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with Nuveen Securities, LLC (the “Intermediary Manager”) as the intermediary manager for the Offering. The Intermediary Manager is a registered broker-dealer affiliated with the Advisor. The Company is obligated under the Intermediary Manager Agreement to pay annual shareholder servicing fees with respect to the Type S, Type S-I, Type S-II, and Type D Shares distributed in the Offering. The ongoing annual shareholder servicing fees will be paid monthly in arrears. As of June 30, 2026, there is no shareholder servicing fee accrued as there were no shares outstanding.
The Company is obligated under the Intermediary Manager Agreement to pay Upfront Sales Load as a percentage of the transaction price of each Type S Shares, Type S-I Shares, Type S-II Shares, and Type D Shares. No Upfront Sales Load is paid in connection with purchases of the Type A-I Shares, Type A-II Shares, Type I Shares, Type E Shares or shares issued pursuant to the Company’s distribution reinvestment plan. The Intermediary Manager anticipates that all or a portion of the Upfront Sales Load will be retained by, or paid to, participating broker-dealers. Any Upfront Sales Load and ongoing annual shareholder servicing fees with respect to Type S Shares, Type S-I Shares, Type S-II Shares, and Type D Shares will be paid only to an eligible broker-dealer. As of June 30, 2026, there is no Upfront Sales Load as there were no shares outstanding.
The following table presents the Upfront Sales Load and the shareholder servicing fees per annum, for each type of shares sold in the Offering:

	Type A-I Shares	Type A-II Shares	Type I Shares	Type S Shares	Type S-I Shares	Type S-II Shares	Type D Shares	Type E Shares
Upfront Sales Load (% of Transaction Price)	—	—	—	up to 3.5%	up to 3.5%	up to 3.5%	up to 1.5%	—
Annual Shareholder Servicing Fee (% of NAV)	—	—	—	0.85%	0.85%	0.85%	0.25%	—
Fees Due to Special Limited Partner
So long as the Advisory Agreement has not been terminated, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership with regard to OP Units equal to 12.5% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each as defined below) for Type A-II, Type I, Type S, Type S-II, and Type D units. For Type A-I and Type S-I units, the performance participation interest will entitle the Advisor to receive an allocation from the Operating Partnership equal to 9% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-up.
Specifically, the Special Limited Partner will be allocated a performance participation interest in an amount equal to:
•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amounts (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Advisor equals 12.5% (and in respect of any Type A-I and Type S-I units in the Operating Partnership only, 9%) of the sum of (x) the Hurdle Amount for that period and (y) any amount paid to the Advisor to this clause (this is commonly referred to as a “Catch-Up”); and
•Second, to the extent there are remaining Excess Profits, 12.5% (and in respect of any Type A-I and Type S-I units in the Operating Partnership only, 9%) of such remaining Excess Profits.
“Total Return” for any period since the end of the prior calendar year shall equal the sum of:
•All distributions accrued or paid (without duplication) on all of the Operating Partnership units outstanding at the end of such period since the beginning of the then-current calendar year (the “Performance Participation Units”) and
•The change in aggregate NAV of the Performance Participation Units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Performance Participation Units, (y) any performance participation interest accrual and (z) applicable shareholder servicing fee expenses (including any payments to the Company for payment of such expenses).
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
Note 6. Risks and Contingencies
As of June 30, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
Note 7. Subsequent Events
There have been no events since June 30, 2026 that require recognition or disclosures in the Consolidated Financial Statements.

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
We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
Our investment objectives are to seek to provide investors with exposure to investments in agricultural real estate. We will invest in geographic diversified regions across the U.S. with an objective to realize both current income through lease revenue and long-term capital appreciation.
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
Off-Balance Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
Item 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. As of June 30, 2026, there have been no material changes from the risk factors set forth in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, other than as set forth below.
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
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Nuveen Farmland REIT

August 12, 2026	By:	/s/ R. Martin Davies
		Name:	R. Martin Davies
		Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 12, 2026	By:	/s/ Janelle Porsov
		Name:	Janelle Porsov
		Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)