Form 10-Q
period 2026-09-30
Nuveen Farmland REIT
filed 2026-11-12
CIK 2085428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 000-56779

Nuveen Farmland REIT
(Exact name of Registrant as specified in its Charter)

Maryland	39-7054558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 West Wacker Drive Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 917-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Type A-I common shares of beneficial interest, par value $0.01 per share
Type A-II common shares of beneficial interest, par value $0.01 per share
Type S common shares of beneficial interest, par value $0.01 per share
Type S-I common shares of beneficial interest, par value $0.01 per share
Type S-II common shares of beneficial interest, par value $0.01 per share
Type D common shares of beneficial interest, par value $0.01 per share
Type I common shares of beneficial interest, par value $0.01 per share
Type E common shares of beneficial interest, par value $0.01 per share
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of November 12, 2026, there were 1,466,882 outstanding shares of Type A-I common shares, 312,244 outstanding shares of Type A-II common shares, 3,382 outstanding shares of Type S common shares, 12,500 outstanding shares of Type S-I common shares, 500 outstanding shares of Type S-II common shares, no outstanding shares of Type D common shares, 43,991 outstanding shares of Type I common shares and 2,750 outstanding shares of Type E common shares.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Nuveen Farmland REIT
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per-share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate	$20,633	$—
Investments in debt, at fair value	9,790	—
Investments in securities, at fair value	386	—
Cash and cash equivalents	9,137	1
Restricted cash	778	—
Other assets	64	—
Total assets	$40,788	$1
Liabilities and Equity
Investments related payable	$5,104	$—
Accounts payable, accrued expenses, and other liabilities	210	—
Due to affiliates	1,684	1
Subscriptions received in advance	778	—
Total liabilities	7,776	1
Equity
Common shares - Type A-I Shares, $0.01 par value per share, 1,401,150 and no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	14	—
Common shares - Type A-II Shares, $0.01 par value per share, 299,250 and no issued and outstanding at September 30, 2026 and December 31, 2025, respectively	3	—
Common shares - Type S-I Shares, $0.01 par value per share, 12,500 and no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common shares - Type S-II Shares, $0.01 par value per share, 500 and no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common shares - Type I Shares, $0.01 par value per share, 20,000 and no shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	33,602	—
Accumulated deficit	(607)	—
Total equity	33,012	—
Total liabilities and equity	$40,788	$1
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Farmland REIT
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$14	$—	$14	$—
Total revenues	14	—	14	—
Expenses
Rental property operating expenses	3	—	3	—
General and administrative expenses	635	—	635	—
Total expenses	638	—	638	—
Other income (expense)
Realized and unrealized loss from securities	(2)	—	(2)	—
Realized and unrealized loss from debt	(38)	—	(38)	—
Interest income	57	—	57	—
Total other income	17	—	17	—
Net loss	$(607)	$—	$(607)	$—
Net loss per share of common shares - basic and diluted	$(1.07)	$—	$(3.19)	$—
Weighted-average common shares outstanding, basic and diluted	565,239	—	190,484	—
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Farmland REIT
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Three Months Ended September 30, 2026
	Par Value								Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
	Type A-I Shares	Type A-II Shares	Type S Shares	Type S-I Shares	Type S-II Shares	Type D Shares	Type I Shares	Type E Shares
Balance at June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued, net of offering costs	14	3	—	—	—	—	—	—	33,593	—	33,610
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	(607)	(607)
Balance at September 30, 2026	$14	$3	$—	$—	$—	$—	$—	$—	$33,602	$(607)	$33,012

Nuveen Farmland REIT
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share data)

Nine Months Ended September 30, 2026
	Par Value								Additional Paid-in Capital	Accumulated Deficit and Cumulative Distributions	Total Equity
	Type A-I Shares	Type A-II Shares	Type S Shares	Type S-I Shares	Type S-II Shares	Type D Shares	Type I Shares	Type E Shares
Balance at December 31,2025	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Common shares issued, net of offering costs	14	3	—	—	—	—	—	—	33,593	—	33,610
Amortization of restricted stock grants	—	—	—	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	—	—	—	(607)	(607)
Balance at September 30, 2026	$14	$3	$—	$—	$—	$—	$—	$—	$33,602	$(607)	$33,012

Nuveen Farmland REIT Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(607)	$—
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Unrealized loss on changes in fair value of securities	3	—
Unrealized loss on changes in fair value of debt	38	—
Amortization of restricted stock grants	9	—
Change in assets and liabilities:
Increase in other assets	(64)	—
Increase in due to affiliates	626	1
Decrease in accounts payable, accrued expenses and other liabilities	(11)	—
Net cash (used in) provided by operating activities	(6)	1
Cash flows from investing activities:
Acquisitions of real estate	(20,412)	—
Purchases of securities	(389)	—
Purchases of debt	(4,724)	—
Net cash used in investing activities	(25,525)	—
Cash flows from financing activities:
Proceeds from issuance of common shares	34,668	—
Repayments of loans due to affiliates	(1)	—
Subscriptions received in advance	778	—
Net cash provided by financing activities	35,445	—
Net increase in cash and cash equivalents and restricted cash during the period	9,914	1
Cash and cash equivalents and restricted cash, beginning of period	1	—
Cash and cash equivalents and restricted cash, end of period	$9,915	$1

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$9,137	$1
Restricted cash	778	—
Total cash and cash equivalents and restricted cash	$9,915	$1

Non-cash investing activities:
Assumption of other assets and liabilities in conjunction with acquisitions of investments in real estate	$(221)	$—
Accrued purchases of debt	$5,104	$—
Non-cash financing activities:
Accrued offering costs	$1,058	$—
The accompanying notes are an integral part of these consolidated financial statements.

Nuveen Farmland REIT
Notes to Consolidated Financial Statements (Unaudited)

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
On September 1, 2026, the Company received aggregate net proceeds of $34.7 million from selling an aggregate of 1,732,960.387 common shares in unregistered private offerings (the “Initial Closing”). On September 24, 2026, the Company acquired two initial assets (the “Initial Portfolio”) from a subsidiary of TIAA. An affiliate of Nuveen intends to make a cash investment of at least $25 million in exchange for Type A-I Shares.
Note 2. Capitalization
The Company is authorized to issue an unlimited number of shares classified as common shares of beneficial interest, par value $0.01 per share (“Common Shares”), an unlimited number of which are designated as Type A-I common shares (“Type A-I Shares”), Type A-II common shares (“Type A-II Shares”), Type S common shares (“Type S Shares”), Type S-I common shares (“Type S-I Shares”), Type S-II common shares (“Type S-II Shares”), Type D common shares (“Type D Shares”), Type I common shares (“Type I Shares”), Type E common shares (“Type E Shares”) and preferred shares, respectively. The Company is conducting a continuous private offering (the “Offering”), pursuant to which it is offering to sell investors any combination of eight types of Common Shares designated as Type A-I Shares, Type A-II Shares, Type S Shares, Type S-I Shares, Type S-II Shares, Type D Shares, Type I Shares, and Type E Shares, with a dollar value up to $3.0 billion. The share types have different upfront selling commissions (“Upfront Sales Load”), advisory fees and ongoing annual shareholder servicing fees. The purchase price per share for each type of Common Shares in the Offering varies and generally equals the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable Upfront Sales Load and Intermediary Manager (as defined below) fees, if any. NAV for each type of share is determined by the Advisor pursuant to the valuation guidelines adopted by the Company's board of trustees and may differ from equity reflected in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Note 3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. Statements of changes in equity for the three and nine months ended September 30, 2025 have not been presented because the Company had not commenced operations.
All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.
The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Operating Partnership.

Principles of Consolidation
The Company consolidates all entities in which it has a controlling financial interest through majority ownership or voting rights and variable interest entities (“VIEs”) whereby the Company is the primary beneficiary. In determining whether the Company has a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, the Company considers whether the entity is a VIE and whether the Company is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when the Company controls the entity through a majority voting interest or other means. When the requirements for consolidation are not met and the Company has significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments for which the Company has not elected the fair value option (“FVO”) are initially recorded at cost and subsequently adjusted for the Company’s pro rata share of net income, contributions and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses.
Investments in Real Estate
In accordance with the guidance for business combinations, the Company determines whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired is not a business, the Company accounts for the transaction as an asset acquisition. All property acquisitions to date have been accounted for as asset acquisitions.
Whether the acquisition of a property acquired is considered a business combination or asset acquisition, the Company recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity. In addition, for transactions accounted for as business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company expenses acquisition-related costs associated with business combinations as they are incurred. The Company capitalizes acquisition-related costs associated with asset acquisitions.
Upon acquisition of a property, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, above-market and below-market leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities. The Company assesses and considers fair value using the income approach’s discounted cash flow method, using discount and capitalization rates that it deems appropriate, and taking into consideration all contractual rent payments over the life of the lease term offset by any capitalized expenditures, as well as other available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends and market and economic conditions.
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals. For its acquisitions to date, the Company’s allocation to customer relationship intangible assets has not been material.
The Company records acquired above-market and below-market leases at fair value (using a discount rate which reflects the risks associated with the leases acquired), which is equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Other intangible assets acquired include amounts for in-place lease values that are based on the Company’s evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, the Company considers leasing commissions, legal and other related expenses.
Intangible assets and intangible liabilities are recorded as separate components on the Company’s Consolidated Balance Sheets. The amortization of acquired above-market and below-market leases is recorded as an adjustment to Rental Revenue on the Company’s Consolidated Statements of Operations. The amortization of in-place leases is recorded as an adjustment to Depreciation and Amortization on the Company’s Consolidated Statements of Operations.

The cost of buildings and improvements includes the purchase price of the Company’s properties and any acquisition-related adjustments, along with any subsequent improvements to such properties. The Company’s Investments in Real Estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets.

Description	Depreciable Life
Building and improvements	1-40 years
Equipment	3-15 years
Significant improvements to properties are capitalized. When assets are sold or retired, their costs and related accumulated depreciation or amortization are removed from the accounts with the resulting gains or losses reflected in net income or loss for the period.
Repairs and maintenance are expensed to operations as incurred and are included in Rental Property Operating on the Company’s Consolidated Statements of Operations.
Management reviews the Company’s real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates an impaired value. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value, or fair value less cost to sell if classified as held for sale. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material to the Company’s results. During the periods presented, no such impairment occurred.
Investments in Securities
The Company reports its investments in securities at fair value and any changes in fair value are recorded in the current period earnings. Dividend income is recorded when declared and the resulting dividend income, along with gains and losses, are recorded as a component of Realized and Unrealized Gain (Loss) from Securities on the Company’s Consolidated Statements of Operations.
Investments in Debt
The Company’s investments in debt consist of commercial mortgage-backed securities (“CMBS”), which are securities backed by one or more mortgage loans secured by real estate assets. The Company classifies its CMBS as trading securities and records them at fair value. As such, the resulting unrealized gains and losses of its CMBS are recorded as a component of Realized and Unrealized Gain (Loss) from Debt on the Company’s Consolidated Statements of Operations.
Interest income from the Company’s investments in CMBS is recognized over the life of each investment and is recorded on an accrual basis on the Company’s Consolidated Statements of Operations.
Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Accounting guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•Level 1—quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.
•Level 2—quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.
•Level 3—pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.
The Company’s investments in securities are recorded at fair value based on the closing price of the Common Shares as reported by the applicable national securities exchange and have been classified as Level 1.
The Company’s investments in debt, which consist of CMBS, are reported at fair value. The Company generally determines the fair value of its investments in debt by using third-party pricing service providers whenever available and such investments have been classified as Level 2.

The carrying amounts of financial instruments such as other assets, accounts payable, accrued expenses and other liabilities approximate their fair values due to their short-term maturities and market rates of interest.
The following table details the Company’s assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investments in securities	$386	$—	$—	$386
Investments in debt	—	9,790	—	9,790
Total	$386	$9,790	$—	$10,176
Revenue Recognition
The Company’s revenue consists primarily of base rent arising from tenant operating leases at the Company’s properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The Company begins to recognize revenue when a tenant takes possession of the leased space.
The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant credit-worthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.
Leases
The Company derives revenue pursuant to lease agreements. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease inception, the Company determines whether each lease is a sales-type, direct financing or operating lease. Such classification is based on whether:
•the lessee gains control of the underlying asset and the lessor therefore relinquishes control to the lessee under certain criteria (sales-type or direct-financing); or
•all other leases that do not meet the criteria as sales-type or direct financing leases (operating).
The Company’s leases are classified as operating leases in accordance with relevant accounting guidelines, and the related revenue is recognized on a straight-line basis. Upon the termination or vacation of a tenant lease, the associated straight-line rent receivable is written off.
Cash
Cash represents cash held in banks. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash with high-credit-quality institutions to minimize credit risk.
Restricted Cash
As of September 30, 2026, the Company had $0.8 million of restricted cash. The restricted cash consisted of cash received for subscriptions prior to the date in which the subscriptions are effective, which is held in a bank account controlled by the Company’s transfer agent, but in the name of the Company.
Income Taxes
The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable period ended December 31, 2026, and intends to operate in a manner that will allow it to continue to qualify as a REIT. In qualifying for taxation as a REIT, the Company is subject to federal corporate income tax to the extent it distributes less than 100% of its REIT taxable income (including for this purpose its net capital gain) to its shareholders. The Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays in any calendar year are less than the sum of 85% of its ordinary income, 95% of its net capital gains, and 100% of its undistributed income from prior years. The Company is also subject to a number of other organizational and operational requirements.
The Company has not yet filed its initial tax return.

Organization and Offering Expenses
The Advisor has agreed to advance organization and offering expenses through the first anniversary of the Company’s Initial Closing (the “Initial Expenses”) on our behalf and on behalf of the Operating Partnership. Initial Expenses may include, without limitation, legal, accounting and printing fees and other expenses attributable to the organization, the preparation of the private offering memorandum and registration statement, registration and qualification of Common Shares with the Securities and Exchange Commission (the “SEC”), filing fees incurred by the Advisor, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the transfer agent, fees to attend retail seminars sponsored by participating broker-dealers and reimbursements for customary travel, lodging, and meals, but excluding Upfront Sales Load, and the ongoing annual shareholder servicing fees and expenses in connection with filings under the Securities Exchange Act of 1934, as amended. The Advisor has agreed to defer reimbursement through the first anniversary of the Initial Closing. The Company will reimburse the Advisor for all such Initial Expenses ratably over the 60 months following the first anniversary of the Initial Closing. The Advisor reserves the right to waive any portion of its reimbursement at its discretion.
As of September 30, 2026, the Advisor and its affiliates have incurred organization and offering expenses of approximately $1.7 million, consisting of offering costs of $1.1 million and organization costs of $0.6 million. As of September 30, 2026, $1.7 million of these costs remained outstanding and are recorded as Due to Affiliates on the Company’s Consolidated Balance Sheets. Offering costs are currently charged to Additional Paid-in Capital on the Company's Consolidated Balance Sheets as incurred, and organization costs are currently recorded as General and Administrative Expenses on the Company's Consolidated Statements of Operations as incurred. As of December 31, 2025, the $1.3 million of organization and offering expenses that were incurred were not recorded in the Company's Consolidated Balance Sheets because the costs were not the Company's liability until the date it became probable that the Company would commence operations. See Note 8 - Related Party Transactions for further detail.
Earnings per Share
Basic net income or loss per share of Common Shares is determined by dividing net income or loss attributable to common shareholders by the weighted-average number of Common Shares outstanding during the period. All types of Common Shares are allocated net income or loss at the same rate per share. The Company does not have any dilutive securities outstanding that would cause basic earnings per share and diluted earnings per share to differ.
Segment Reporting
In accordance with FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, the Company operates through a single operating and reporting segment. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net income (loss) under GAAP. As the Company’s operations consist of a single reporting segment, the segment assets are the same as those reflected in total assets on the accompanying consolidated balance sheets.
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

Note 4. Investments in Real Estate
The Company did not have any Investments in Real Estate during any period before the nine months ended September 30, 2026. Investments in Real Estate consisted of the following ($ in thousands):

September 30, 2026
Land	$18,813
Buildings	119
Improvements	1,701
Investments in real estate	$20,633

During the nine months ended September 30, 2026, the Company acquired two initial assets from a subsidiary of TIAA. The following table provides details of the properties acquired ($ in thousands):

Name	Location	Purchase Price(1)	Tillable Acres	Gross Acres
Rebel	Mississippi	18,790	2,964	3,339
Pioneer	Illinois	1,843	145	146
		$20,633	3,109	3,485
(1) Includes acquisition costs.
The Company did not have any dispositions related to properties during the nine months ended September 30, 2026.
Note 5. Investments in Securities
As of September 30, 2026, the Company invested in two holdings of securities. As described in Note 3 - Summary of Significant Accounting Policies, the Company records its investments in securities at fair value on its Consolidated Balance Sheets.
The Company did not have any Investments in Securities during any period before the nine months ended September 30, 2026. The following table summarizes the Company’s Investments in Securities, at Fair Value ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$—
Additions	389
Unrealized loss	(3)
Ending balance as of September 30, 2026	$386
The following table summarizes the components of Realized and Unrealized Loss from Securities ($ in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Unrealized loss	$(3)	$(3)
Dividend income	1	1
Total	$(2)	$(2)

Note 6. Investments in Debt
The Company did not have any Investments in Debt during any period before the nine months ended September 30, 2026. Investments in Debt consisted of the following ($ in thousands):

	September 30, 2026
Type of Security/Loan	Weighted- Average Coupon	Weighted- Average Maturity Date(1,2)	Face Amount	Cost Basis	Fair Value
CMBS - Floating	5.57%	3/18/2040	9,820	9,828	9,790
(1) Weighted by face amount.
(2) Stated legal maturity.
The following table details the collateral type of the properties securing the Company’s Investments in Debt, at Fair Value ($ in thousands):

	September 30, 2026
Collateral	Cost Basis	Fair Value	Percentage based on Fair Value
Industrial	$3,848	$3,827	39.1%
Multifamily	3,240	3,234	33.0%
Hospitality	1,482	1,476	15.1%
Retail	1,007	1,003	10.2%
Self-Storage	251	250	2.6%
Total	$9,828	$9,790	100.0%
The following table details the credit rating of the Company’s Investments in Debt, at Fair Value ($ in thousands):

	September 30, 2026
Credit Rating(1)	Cost Basis	Fair Value	Percentage based on Fair Value
AAA	$3,474	$3,464	35.4%
AA	1,403	1,400	14.3%
A	2,099	2,092	21.4%
BBB	2,852	2,834	28.9%
Total	$9,828	$9,790	100.0%
(1) Composite rating as of the balance sheet date.
The following table summarizes the Company’s Investments in Debt, at Fair Value ($ in thousands):

September 30, 2026
Beginning balance as of December 31, 2025	$—
Additions	9,828
Unrealized loss	(38)
Ending balance as of September 30, 2026	$9,790
Note 7. Other Assets and Other Liabilities
The Company did not have any Other Assets during any period before the nine months ended September 30, 2026. The following table summarizes the components of Other Assets ($ in thousands):

September 30, 2026
Receivables	64
Total	$64

The Company did not have any Other Liabilities during any period before the nine months ended September 30, 2026. The following table summarizes the components of Accounts Payable, Accrued Expenses, and Other Liabilities ($ in thousands):

September 30, 2026
Accounts payable and accrued expenses	$2
Real estate taxes payable	29
Prepaid rental income	179
Total	$210
Note 8. Related Party Transactions
Initial Closing
In connection with the Initial Closing, the Company acquired two initial assets from a subsidiary of TIAA for an aggregate purchase price of $20.6 million. The purchase price was negotiated between the parties based on various factors including independent appraisals and other facts and circumstances of the transaction. The acquisition was unanimously approved by the board of trustees.
An affiliate of Nuveen intends to make a cash investment of at least $25 million in exchange for Type A-I Shares.
Due to Affiliates
The following table summarizes the components of Due to Affiliates ($ in thousands):

	September 30, 2026	December 31, 2025
Advanced organizational expenses	$626	$—
Advanced offering expenses	1,058	1
Total	$1,684	$1
Advisory Fees
Pursuant to the advisory agreement among the Company, Nuveen OP, and the Advisor, the Advisor is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of trustees.
The Advisor receives an advisory fee, payable quarterly in arrears, in connection with the management of the Company, as follows:

	Type A-I Shares	Type A-II Shares	Type S Shares	Type S-I Shares	Type S-II Shares	Type D Shares	Type I Shares	Type E Shares
Advisory Fee (% of NAV for shares)	0.95%	1.15%	1.25%	0.95%	1.15%	1.25%	1.25%	—
In calculating the advisory fee, NAV is determined before giving effect to accruals for the advisory fee, performance participation interest, ongoing annual shareholder servicing fees or distributions payable on Company shares. As of September 30, 2026, there is no advisory fee accrued as the fees have been waived at the Advisor's discretion.
Additionally, to the extent the Nuveen OP issues OP Units to parties other than the Company, the Advisor receives an advisory fee from Nuveen OP, payable quarterly in arrears, in connection with the management of the Company, as follows:

	Type A-I Shares	Type A-II Shares	Type S Shares	Type S-I Shares	Type S-II Shares	Type D Shares	Type I Shares	Type E Shares
Advisory Fee (% of NAV for OP Units)	0.95%	1.15%	1.25%	0.95%	1.15%	1.25%	1.25%	—
As of September 30, 2026, there is no advisory fee accrued as there were no OP Units outstanding.

Fees Due to Affiliated Service Providers
The Company may retain certain of the Advisor’s affiliates for necessary services relating to the Company’s investments or its operations, including, without limitation, property management and operations services, as well as services related to consulting/brokerage, capital markets/credit origination, loan servicing, property, title and other types of insurance, management consulting and other similar operational matters. As of September 30, 2026, the Company has not retained an affiliate of the Advisor for any such services.
Fees Due to Intermediary Manager
The Company has entered into an Intermediary Manager Agreement (the “Intermediary Manager Agreement”) with Nuveen Securities, LLC (the “Intermediary Manager”) as the intermediary manager for the Offering. The Intermediary Manager is a registered broker-dealer affiliated with the Advisor. The Company is obligated under the Intermediary Manager Agreement to pay annual shareholder servicing fees with respect to the Type S Shares, Type S-I Shares, Type S-II Shares, and Type D Shares distributed in the Offering. The ongoing annual shareholder servicing fees are paid monthly in arrears.
The Company is obligated under the Intermediary Manager Agreement to pay Upfront Sales Load as a percentage of the transaction price of each Type S Shares, Type S-I Shares, Type S-II Shares, and Type D Shares. No Upfront Sales Load is paid in connection with purchases of the Type A-I Shares, Type A-II Shares, Type I Shares, Type E Shares or shares issued pursuant to the Company’s distribution reinvestment plan. All or a portion of the Upfront Sales Load is retained by, or paid to, participating broker-dealers. Any Upfront Sales Load and ongoing annual shareholder servicing fees with respect to Type S Shares, Type S-I Shares, Type S-II Shares, and Type D Shares are paid only to an eligible broker-dealer. As of September 30, 2026, fees incurred and accrued have not been material.
The following table presents the Upfront Sales Load and the shareholder servicing fees per annum, for each type of shares sold in the Offering:

	Type A-I Shares	Type A-II Shares	Type S Shares	Type S-I Shares	Type S-II Shares	Type D Shares	Type I Shares	Type E Shares
Upfront Sales Load (% of Transaction Price)	—	—	up to 3.5%	up to 3.0%	up to 3.0%	up to 1.5%	—	—
Annual Shareholder Servicing Fee (% of NAV)	—	—	0.85%	0.85%	0.85%	0.25%	—	—
Fees Due to Special Limited Partner
So long as the Advisory Agreement has not been terminated, the Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership with regard to OP Units equal to 12.5% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-Up (each as defined below) for Type A-II, Type S, Type S-II, Type D units and Type I units. For Type A-I and Type S-I units, the performance participation interest entitles the Advisor to receive an allocation from the Operating Partnership equal to 9% of the Total Return, subject to a 6% Hurdle Amount and a High Water Mark, with a Catch-up.
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
For the avoidance of doubt, the calculation of Total Return (i) includes any appreciation or depreciation in the NAV of Performance Participation Units issued during the then-current calendar year but (ii) excludes the proceeds from the initial issuance of such Performance Participation Units.

“Hurdle Amount” for any period during a calendar year means that amount that results in a 6.0% annualized internal rate of return on the NAV of the Performance Participation Units outstanding at the beginning of the then-current calendar year and all Performance Participation Units issued since the beginning of the then current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of Performance Participation Units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Performance Participation Units used in calculating the internal rate of return is calculated before giving effect to any allocation/accrual to the performance participation interest and applicable shareholder servicing fee expenses. For the avoidance of doubt, the calculation of the Hurdle Amount for any period excludes any Performance Participation Units redeemed during such period, which units are subject to the performance participation allocation upon redemption as described below.
Except as described in Loss Carryforward Amount below, any amount by which Total Return falls below the Hurdle Amount is not carried forward to subsequent periods.
“Loss Carryforward Amount” initially equals zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount excludes the Total Return related to any Performance Participation Units redeemed during such year, which units are subject to the performance participation allocation upon redemption as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation allocation. This is referred to as a “High Water Mark.”
As of September 30, 2026, no performance participation allocation has been accrued.
Note 9. Economic Dependency
The Company depends on the Advisor and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of Common Shares, origination, acquisition and disposition decisions, and certain other responsibilities. If the Advisor and its affiliates are unable to provide such services, the Company would be required to find alternative service providers.
Note 10. Risks and Contingencies
Concentrations of risk may arise when a number of properties are located in a similar geographic region such that the economic conditions of that region or an unexpected natural disaster could impact tenants’ obligations to meet their contractual obligations or cause the values of individual properties to decline. Additionally, concentrations of risk may arise if any one tenant comprises a significant amount of the Company’s rent. Each of the Company's farms is leased to a single tenant. The sole tenant of the Company's farm in Mississippi accounted for 92.1% of Rental Revenue for the three and nine months ended September 30, 2026.
In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Advisor expects the risk of loss to be remote.
As of September 30, 2026, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
Note 11. Leases
The Company’s real estate properties are leased to tenants under operating lease agreements, which expire on various dates. Rental income is recognized on a straight-line basis. Aggregate minimum annual rents as of September 30, 2026 are as follows ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	—
2027	644
2028	—
2029	—
2030	—
Thereafter	—
Total	$644

Note 12. Equity
Common Shares
As of September 30, 2026, the Company had issued and outstanding 1,401,150 shares of Type A-I Shares, 299,250 shares of Type A-II Shares, no shares of Type S Shares, 12,500 shares of Type S-I Shares, 500 shares of Type S-II Shares, no shares of Type D Shares, 20,000 shares of Type I Shares, and no shares of Type E Shares.
The following table details the movement in the Company’s outstanding common shares (in thousands):

	Three Months Ended September 30, 2026
	Type A-I Shares	Type A-II Shares	Type S-I Shares	Type S-II Shares	Type I Shares	Total
June 30, 2026	—	—	—	—	—	—
Common shares issued	1,401	299	13	1	20	1,734
September 30, 2026	1,401	299	13	1	20	1,734

	Nine Months Ended September 30,
	Type A-I Shares	Type A-II Shares	Type S-I Shares	Type S-II Shares	Type I Shares	Total
December 31, 2025	—	—	—	—	—	—
Common shares issued	1,401	299	13	1	20	1,734
September 30, 2026	1,401	299	13	1	20	1,734
Restricted Stock Grants
Each non-employee trustee receives a $100,000 annual retainer, the chairperson of the audit committee receives an additional $20,000 annual retainer and the lead independent trustee receives an additional $5,000 annual retainer. The Company pays 50% of this compensation in cash, unrestricted stock, or a combination thereof in quarterly installments and the remaining 50% in the form of an annual grant of restricted stock based on the most recent transaction price. The restricted stock generally vests one year from the date of grant.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan whereby holders of Type A-I Shares, Type A-II Shares, Type S Shares, Type S-I Shares, Type S-II Shares, Type D Shares, Type I Shares, and Type E Shares (other than investors who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) have their cash distributions automatically reinvested in additional Common Shares unless they elect to receive their distributions in cash. Investors who are clients of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares of the Company. The per-share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price at the time the distribution is payable, which will generally be equal to the Company’s prior quarter’s NAV per share for that share type. Shareholders do not pay upfront selling commissions when purchasing shares pursuant to the distribution reinvestment plan. The shareholder servicing fees with respect to Type S Shares, Type S-I Shares, Type S-II Shares, and Type D Shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such type, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.
Distributions
The Company generally intends to distribute substantially all of its taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to its shareholders each year to comply with the REIT provisions of the Code. The Company’s distribution policy reflects its intention to pay distributions quarterly, subject to the discretion of the board of trustees.
The Company declares distributions based on the quarterly record dates established by the board of trustees and pays such distributions on a quarterly basis. Distributions are accrued on a monthly basis. As of September 30, 2026, no distributions have been accrued or paid.
Share Repurchases
The Company has adopted a share repurchase plan, whereby on a quarterly basis, shareholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular quarter, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all types of shares is limited to no more than 5% of the aggregate NAV attributable to shareholders per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding calendar quarter). Shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar quarter. Further, the Company’s board of trustees may modify, suspend or terminate the share repurchase plan.
As of September 30, 2026, no shares have been repurchased.
Note 13. Subsequent Events
On October 1, 2026, the Company received proceeds from selling shares in unregistered private offerings. The following table details the shares sold:

Share Type	Closing Price	Shares Issued	Proceeds
Type A-I	20.00	30,500	$610,000
Type S(1)	20.00	3,382	67,633
Type I	20.00	5,000	100,000
		38,882	$777,633
(1) Includes upfront selling commissions.
Additional proceeds were received from selling shares in unregistered private offerings on November 2, 2026. The following table details the shares sold:

Share Type	Closing Price	Shares Issued	Proceeds
Type A-I	20.01	35,232	$705,000
Type A-II	20.01	12,994	260,000
Type I	20.01	18,991	380,000
Type E	20.00	2,750	55,000
		69,967	$1,400,000

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
Overview
We are a Maryland statutory trust formed on July 21, 2025. Our investment strategy is to invest primarily in agricultural real estate throughout the United States, namely leased farmland and related agricultural real estate that produces food or fiber, inputs for production agriculture, processing/storing crops or other agricultural-related assets. In addition, we pursue core agricultural investments and infrastructure regarding access, storage and distribution of water and related rights. We pursue debt investments on agriculture-related assets, including the origination of mortgages. We also maintain a portion of our portfolio in liquid securities. Additionally, we pursue certain investments that will enable us to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. The Company is externally managed by Nuveen Farmland Advisors, LLC, a Delaware limited liability company (the “Advisor”), an indirect, wholly owned subsidiary of Nuveen, LLC.
We are structured as a privately placed, non-listed perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Quarterly Report, there is no plan to list our securities on a national securities exchange. As a perpetual-life REIT, our common shares are sold monthly on a continuous basis at a price generally equal to our prior month’s NAV per share. We intend to elect and qualify to be taxed as a REIT under the Code, for U.S. federal income tax purposes and generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our REIT taxable income to shareholders and maintain our qualification as a REIT.
We are an externally advised, perpetual-life REIT formed to pursue the following investment objectives:
Our investment objectives are to seek to provide investors with exposure to investments in agricultural real estate. We invest in geographically diversified regions across the U.S. with an objective to realize both current income through lease revenue and long-term capital appreciation.
We may not achieve our investment objectives. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
We intend to elect and qualify to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2026.

Our board of trustees at all times has oversight and policy-making authority, including responsibility for governance, financial controls, compliance and disclosure with respect to the Operating Partnership. Pursuant to the Advisory Agreement with our Advisor, our board of trustees has delegated to the Advisor the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of trustees. We believe that the Advisor currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Advisory Agreement.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting agricultural real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or securities, other than those referred to in our Annual Report on Form 10-K for the year ended December 31, 2025.
Initial Offering
On September 1, 2026, the Company received aggregate net proceeds of $34.7 million from selling an aggregate of 1,732,960.387 common shares in unregistered private offerings (the “Initial Closing”). On September 24, 2026, the Company acquired two initial assets (the “Initial Portfolio”) from a subsidiary of TIAA. An affiliate of Nuveen intends to make a cash investment of at least $25 million in exchange for Type A-I Shares.
Investments in Real Estate
The following table provides information on the nature and geographical locations of our direct investments in real properties as of September 30, 2026 ($ in thousands):

Name	Location	Purchase Price(1)	Tillable Acres	Gross Acres
Rebel	Mississippi	18,790	2,964.0	3,339.1
Pioneer	Illinois	1,843	144.6	146.2
		$20,633	3,108.6	3,485.3
(1) Includes acquisition costs.
Investments in Securities and Debt
We invest in both preferred equity and debt. As of September 30, 2026, we had two holdings and had invested $0.4 million in securities that are valued at $0.4 million and had invested $9.8 million in debt investments that are valued at $9.8 million on our Consolidated Balance Sheet.
We invest in fixed income or preferred equity securities that evidence interest in, or represent obligations of, a variety of businesses. These investments will be subject to the risk of either the underlying collateral or businesses as a whole. These businesses are primarily focused on agriculture, transport or residential operations. The majority of these investments (95%) are in commercial-mortgage backed securities, while another 3% are corporate preferred obligations. The remaining balance is held in cash. 95% of the portfolio is investment grade, while the remainder is unrated or cash yet to be invested.
To minimize interest rate risk, the portfolio is focused on holding shorter duration investments. The effective duration of the portfolio is just under half a year while the weighted average life is roughly one and a half years. The portfolio’s yield to worst is 5.03% while the average coupon is 5.70%.
Factors Impacting Our Operating Results
Our results of operations are also dependent on the rental revenue we receive from the properties that we acquire, the timing of lease expirations, operating expenses, the competitive environment for real estate assets, and income from our investments in securities and debt.
Competitive Environment
We face competition from a diverse mix of market participants, including other companies with similar business models, REITs, private equity funds, independent investors and other real estate investors. Competition from others may diminish our opportunity to acquire a desired property on favorable terms or at all. In addition, this competition may put pressure on us to reduce the rental rates at the properties we acquire below those that we expect to charge, which would adversely affect our financial results.

Rental Revenues
We receive income primarily from rental revenue generated by the properties that we acquire. The amount of rental revenue depends upon a number of factors, including our ability to enter into leases with increasing or market value rents for the properties that we acquire and rent collection, which primarily relates to each future tenant’s financial condition and ability to make rent payments to us on time.
Operating Expenses
Our operating expenses include general and administrative expenses, including legal, accounting and other expenses related to corporate governance, public reporting and compliance with the various provisions of U.S. securities laws. Increases or decreases in such operating expenses will impact our overall financial performance.
Our Qualification as a REIT
We intend to elect to be taxed as a REIT for U.S. federal income tax purposes. Our common shares are subject to restrictions on ownership and transfer that are intended, among other purposes, to assist us in qualifying and maintaining our qualification as a REIT. In qualifying for taxation as a REIT under the Code, we are subject to federal corporate income tax to the extent we distribute less than 100% of our REIT taxable income (including any net capital gains) to our shareholders and meet certain tests regarding the nature of our income and assets. In order to satisfy a requirement that five or fewer individuals do not own (or can be treated as owning) more than 50% of our shares, subject to certain exceptions, no person or entity may own, or be deemed to own, by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares or more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding common shares.
Results of Operations
Our activity from our initial formation on July 21, 2025 through September 1, 2026 was limited to our preparation for the Initial Closing. We commenced operations upon completion of the Initial Closing on September 1, 2026 and acquired our Initial Portfolio on September 24, 2026. There are no comparative operating results for the three and nine months ended September 30, 2026 and 2025 as we had not commenced operations or generated operating revenues prior to the Initial Closing.
The following table sets forth the results of our operations for the nine months ended September 30, 2026 ($ in thousands):

Nine Months Ended September 30,
2026
Revenues
Rental revenue	$14
Total revenues	14
Expenses
Rental property operating expenses	3
General and administrative expenses	635
Total expenses	638
Other income (expense)
Realized and unrealized loss from securities	(2)
Realized and unrealized loss from debt	(38)
Interest income	57
Total other income	17
Net loss	$(607)
Rental Revenue and Rental Property Operating Expenses
Rental revenue includes contractual rental income from our tenants based on leases. Rental property operating expenses include legal and professional fees and real estate taxes. During the nine months ended September 30, 2026, rental revenue and rental property operating expenses increased due to the acquisition of the Initial Portfolio.

General and Administrative Expenses
General and administrative expenses primarily relate to organizational costs. During the nine months ended September 30, 2026, organizational costs increased due to the recognition of costs incurred prior to the commencement of operations.
Realized and Unrealized Loss from Securities
Realized and unrealized loss from securities during the nine months ended September 30, 2026 relates to fair value adjustments driven by less favorable market conditions.
Realized and Unrealized Loss from Debt
Realized and unrealized loss from debt during the nine months ended September 30, 2026 relates to fair value adjustments driven by changes in market assumptions.
Interest Income
Interest income during the nine months ended September 30, 2026 primarily relates to interest earned on cash and securities.
Liquidity and Capital Resources
As of September 30, 2026, we had $19.3 million of liquidity, consisting of approximately $10.2 million in investments in securities and debt and $9.1 million of unrestricted cash on hand.
We generate cash primarily from (i) the net proceeds of our continuous private offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) proceeds from our investments in equity and debt securities.
Our primary use of cash is for (i) origination or acquisition of agricultural assets, debt investments in agriculture-related assets and other debt investments, (ii) the cost of operations (including the advisory fee and performance participation), (iii) debt service of any future borrowings, (iv) periodic repurchases, including under our share repurchase plan (as described herein), and (v) cash distributions (if any) to the holders of our common shares to the extent declared by our board of trustees.
Cash Flows
The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2026 ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows (used in) provided by operating activities	$(6)	$1
Cash flows used in investing activities	(25,525)	—
Cash flows provided by financing activities	35,445	—
Net increase in cash and cash equivalents and restricted cash	$9,914	$1
Cash flows used in operating activities were immaterial during the nine months ended September 30, 2026 as we acquired our Initial Portfolio on September 24, 2026.
Cash flows used in investing activities were $25.5 million during the nine months ended September 30, 2026 due to acquisitions of real estate and investments in securities and debt.
Cash flows provided by financing activities were $35.4 million during the nine months ended September 30, 2026 due to proceeds from the issuance of common shares.
Funds from Operations and Adjusted Funds from Operations
We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric, which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. Our consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions and as such, depreciation under historical cost accounting may be less informative. FFO is a standard REIT industry metric defined by the National Association of Real Estate Investment Trusts (“NAREIT”).
FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property and impairment write-downs on depreciable real property, plus real estate-related depreciation and amortization.
We also believe that Adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results which should be considered along with, but not as an alternative to, net income (loss) and cash provided by operating activities as a measure of operating performance. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include organization costs, unrealized gains or losses from changes in fair value of securities and debt, and amortization of restricted stock awards. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to the disclosures made by other REITs.
The following table presents a reconciliation of net loss under GAAP to FFO and to AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(607)	$—	$(607)	$—
Adjustments:
Real estate depreciation and amortization	—	—	—	—
Funds from Operations attributable to common shareholders	(607)	—	(607)	—
Organization costs	626	—	626	—
Unrealized loss from changes in fair value of securities	3	—	3	—
Unrealized loss from changes in fair value of debt	38	—	38	—
Amortization of restricted stock awards	9	—	9	—
Adjusted Funds from Operations attributable to shareholders	$69	$—	$69	$—
FFO and AFFO should not be considered to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income (loss) as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our shareholders.
Distribution Policy
Our distribution policy is set by our board of trustees and is subject to change based on available cash flows. We cannot guarantee the amount of distributions paid, if any. Our shareholders will not be entitled to receive a distribution if their shares are repurchased prior to the applicable time of the record date. In connection with a distribution to our shareholders, our board of trustees approves a quarterly distribution for a certain dollar amount for each type of our common shares. We then calculate each shareholder’s specific distribution amount for the quarter using applicable record and declaration dates, and the distributions begin to accrue on the date we admit our shareholders.
Our distribution policy reflects our intention to pay distributions quarterly, subject to the discretion of our board of trustees. The net distribution varies for each type based on the applicable shareholder servicing fee and advisory fee, which are deducted from the quarterly distribution per share and paid directly to the applicable recipients.
As of September 30, 2026, no distributions have been accrued or paid.

Net Asset Value
Our board of trustees, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are intended to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.
We issue financial statements based on historical cost in accordance with GAAP, which are subject to an independent audit. To calculate our NAV for purposes of establishing a purchase and repurchase price for our shares, we have adopted a model that adjusts the value of our assets from historical cost to fair value in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements. However, our valuation procedures and our NAV are not subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Because these fair value calculations involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires that we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV.
The following valuation methods are used for purposes of calculating our NAV:
•Investments in real estate are initially valued at cost subject to any variation pursuant to our valuation guidelines. Each property is then appraised by an appraisal firm selected by our board of trustees (the “Appraisal Firm”) on a rolling basis at least twice per year. The frequency of such appraisals may be delayed in some circumstances. Properties are valued monthly in accordance with our valuation guidelines, based on current material market data and other information deemed relevant.
•Investments in securities are valued on the basis of publicly available market quotations or at fair value determined in accordance with GAAP.
•Investments in debt consist of CMBS. We classify CMBS as trading securities and the Advisor generally values such CMBS on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. We generally determine the fair value of our investments in debt by utilizing third-party service providers whenever available.
•Liabilities include accounts payable, accrued expenses, advanced offering and organizational expenses, subscriptions received in advance, and other liabilities. Other than advanced offering and organizational expenses, we include the cost basis of our liabilities as part of NAV, which approximates fair value. These carrying amounts are meant to reasonably approximate fair value due to the liquid and short-term nature of the instruments. Offering and organizational expenses will not be reflected in our NAV until we reimburse the Advisor for these costs.
Each third-party appraisal is performed in accordance with the Uniform Standards of Professional Appraisal Practice. Upon conclusion of the appraisal, the Appraisal Firm prepares a written report with an estimated range of gross market value of the property. Each third-party appraisal must be reviewed, approved and signed by an individual with the professional designation of MAI (a Designated Member of the Appraisal Institute) or similar designation.
Properties may be valued more frequently than quarterly under certain circumstances. If, in the opinion of the Advisor, an event becomes known to the Advisor (including through communication with our Appraisal Firm) that is likely to have any material impact on previously provided estimated values of the affected agricultural properties, the Advisor may revalue such agricultural properties. If deemed appropriate by the Advisor, any necessary revaluations will be determined as soon as practicable. Bi-annual appraisals may also trigger a revaluation in the value of a property when received. For example, a revaluation may be appropriate to reflect the occurrence of an unexpected property-specific event such as a termination or renewal of a material lease, a material change in vacancies, an unanticipated structural or environmental event at a property or a significant capital market event that may cause the value of a wholly owned property to change materially. Revaluations may also be appropriate to reflect the occurrence of broader market-driven events identified by the Advisor or our Appraisal Firm which may impact more than a specific property. Any such revaluations will be estimates of the market impact of specific events as they occur, based on assumptions and judgments that may or may not prove to be correct, and may also be based on the limited information readily available at that time. In general, we expect that any adjustments resulting from revaluations to the prior appraised values will be processed promptly after a determination that a material change has occurred and the financial effects of such change are quantifiable by the Advisor. However, rapidly changing market conditions or material events may not be immediately reflected in our monthly NAV. The resulting potential disparity in our NAV may be detrimental to shareholders whose shares are repurchased or new purchasers of our common shares, depending on whether our published NAV per share for such type is overstated or understated.
In accordance with the valuation guidelines, our fund administrator calculates our NAV per share for each type of our common shares as of the last calendar day of each month, using a process that reflects several components (each as described above), including the estimated fair value of (a) each of our agricultural properties based in part upon individual appraisal reports provided periodically by an Appraisal Firm, as finally determined and updated monthly by the Advisor, (b) our agricultural debt and other securities for which third-party market quotes are available, (c) our other agricultural debt and other securities, if any, for which third-party market quotes are unavailable and (d) our other assets and liabilities. Because type-specific ongoing servicing fees, and, when and as applicable, any type-specific advisory fees and type-specific accruals/allocations of the Special Limited Partner’s performance participation interest, that are allocable to a specific type of shares will only be included in the NAV calculation for that type, the NAV per share for our share types may differ. Units in the Operating Partnership (“OP Units”) will be valued in substantially the same fashion.
Changes in our monthly NAV before type-specific items include, without limitation, accruals of our net portfolio income, interest expense, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV before type-specific items also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. Notwithstanding anything herein to the contrary, the Advisor may in its discretion consider material market data and other information that becomes available after the end of the applicable month in valuing our assets and liabilities and calculating our NAV for a particular month. On an ongoing basis, the Advisor will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand), and the deduction of any other liabilities, our fund administrator incorporates any type-specific adjustments to our NAV, including additional issuances and repurchases of our common shares, accruals of type-specific ongoing servicing fees and, as applicable, any accruals of any type-specific advisory fees and accruals/allocations of the Special Limited Partner’s performance participation interest. For each applicable type of shares, the ongoing servicing fee is calculated as a percentage of the aggregate NAV for such type of shares. At the close of business on the date that is one business day after each record date for any declared distribution, our NAV for each type will be reduced to reflect the accrual of our liability to pay any distribution to our shareholders of record of each type as of the record date. NAV per share for each type is calculated by dividing such type’s NAV at the end of each month by the number of shares outstanding for that type at the end of such month.
The purchase price per share for each type of our common shares will generally equal our prior month’s NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each type of share is based on the net asset values of our investments (including securities and debt), the addition of any other assets (such as cash on hand) and the deduction of any liabilities and shareholder servicing fees applicable to such type of shares.

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of trustees. We believe our NAV is a meaningful supplemental non-GAAP operating metric. The following table provides a breakdown of the major components of our NAV as of September 30, 2026 ($ and shares in thousands, except per-share data):

Components of NAV	September 30, 2026
Investments in real property	$20,633
Investments in debt	9,790
Investments in securities	386
Cash and cash equivalents	9,137
Restricted cash	778
Other assets	64
Investments related payable	(5,104)
Other liabilities	(210)
Subscriptions received in advance	(778)
Amortization of restricted stock grants	(9)
Net Asset Value	$34,687
Number of outstanding common shares	1,734

The following table provides a breakdown of our total NAV and NAV per share by share type as of September 30, 2026 ($ in thousands, except per-share data):

NAV Per Share	Type A-I Shares	Type A-II Shares	Type S-I Shares	Type S-II Shares	Type I Shares	Total
Net asset value attributable to common shareholders	$28,039	$5,988	$250	$10	$400	$34,687
Number of outstanding shares	1,401	299	13	1	20	1,734
NAV per share as of September 30, 2026	$20.01	$20.01	$20.00	$20.00	$20.01
As of September 30, 2026, there were no shares of Type S, Type D, or Type E shares outstanding, and the NAV per share for these share types was equal to the Initial Closing price of $20.00.
The following table reconciles our equity as set forth in our Consolidated Balance Sheets to our NAV ($ in thousands):

September 30, 2026
Reconciliation of Equity to NAV
Equity under GAAP	$33,012
Adjustments:
Offering costs(1)	1,058
Organization costs(1)	626
Amortization of restricted stock grants	(9)
Net Asset Value	$34,687
(1) The Advisor and its affiliates agreed to advance organization and offering costs on our behalf through August 31, 2027. Organization costs are expensed and offering costs are a component of equity in the form of additional paid-in capital. For NAV, such costs will be recognized as a reduction to NAV as they are reimbursed over 60 months commencing September 1, 2027.
Limitations and Risks
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different NAV per share. Accordingly, with respect to our NAV per share, we can provide no assurance that:
(1)    a shareholder would be able to realize this NAV per share upon attempting to resell his or her shares;
(2)    we would be able to achieve, for our shareholders, the NAV per share, upon a listing of our common shares on a national securities exchange, selling our real estate portfolio, or merging with another company; or
(3)    the NAV per share, or the methodologies relied upon to estimate the NAV per share, will be found by any regulatory authority to comply with any regulatory requirements.
Furthermore, the NAV per share was calculated as of a particular point in time. The NAV per share will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities and attributes specific to the properties and assets within our portfolio.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due after September 30, 2026 ($ in thousands):

Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Offering costs	1,058	18	617	423	—
Organization costs	626	11	365	250	—
Total	$1,684	$29	$982	$673	$—
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2026.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. The accounting policies and estimates that we consider critical accounting policies are discussed below.
Real Estate Investments - Purchase Price Allocations
When allocating the purchase price of properties acquired using the relative fair value, a number of significant assumptions can be used by management. We may utilize various sources, including third-party appraisals, our own analysis of recently acquired or developed properties and existing comparable properties in our portfolio, other market data and property specific characteristics such as soil types, water availability and the existence of leases acquired with the acquisition. The allocations of purchase price are sensitive and involve a degree of uncertainty due to the nature of the inputs and judgments, as well as the number, magnitude and complexity of these inputs and judgments made by management. See Note 4 - Investments in Real Estate for additional discussion regarding acquisitions completed by the Company.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk includes risks from changes in interest rates and commodity prices. Increases in interest rates could increase our interest expense under future borrowings and increases in commodity prices could adversely impact the amount of rent we could charge future tenants.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A. Risk Factors
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026. As of September 30, 2026, there have been no material changes from the risk factors set forth in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, other than as set forth below.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We are conducting the continuous private offering to “accredited investors” (as defined in Rule 501 promulgated pursuant to the Securities Act) pursuant to exemptions provided by Section 4(a)(2) of the Securities Act and applicable state securities laws. The below table details the common shares sold in the continuous private offering (primary and distribution reinvestment plan):

Shares Sold Date	Number of Common Shares Sold	Aggregate Consideration(3)
October 2026(1)	38,881.643	$780,000
November 2026(2)	69,966.387	1,400,000
Total	108,848.030	$2,180,000

(1) Includes 30,500 of Type A-I shares, 3,381.643 of Type S shares and 5,000 of Type I shares.
(2) Includes 35,232.381 of Type A-I shares, 12,993.503 of Type A-II shares, 18,990.503 Type I shares and 2,750 of Type E shares.
(3) Includes upfront selling commissions and dealer manager fees for Class S shares of $2,367.

Share Repurchase Plan
The Company has adopted a share repurchase plan, whereby on a quarterly basis, shareholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular quarter, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of all types of shares is limited to no more than 5% of the aggregate NAV attributable to shareholders per calendar quarter (measured using the aggregate NAV as of the end of the immediately preceding calendar quarter). Shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar quarter. Further, the Company’s board of trustees may modify, suspend or terminate the share repurchase plan.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.

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
*    Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nuveen Farmland REIT

November 12, 2026	By:	/s/ R. Martin Davies
		Name:	R. Martin Davies
		Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 12, 2026	By:	/s/ Janelle Porsov
		Name:	Janelle Porsov
		Title:	Chief Financial Officer and Head of Finance
(Principal Financial Officer)